Form 10-Q
period 1995-09-30
POLARIS AIRCRAFT INCOME FUND V
filed 1995-11-13
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q
                           ---------------------------




            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           ---------------------------

                          Commission File No. 33-21977
                          ---------------------------



                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-3068259
         201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                         Yes   X                    No







                        This document consists of 15 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

         FORM 10-Q - For the Quarterly Period Ended September 30, 1995




                                      INDEX



Part I.  Financial Information                                              Page

         Item 1.   Financial Statements

                   a)  Balance Sheets - September 30, 1995 and
                       December 31, 1994.......................................3

                   b)  Statements of Operations - Three Months and
                       Nine Months Ended September 30, 1995 and 1994...........4

                   c)  Statements of Changes in Partners' Capital
                       (Deficit) -Year Ended December 31, 1994
                       and Nine Months Ended September 30, 1995................5

                   d)  Statements of Cash Flows - Nine Months
                       Ended September 30, 1995 and 1994.......................6

                   e)  Notes to Financial Statements...........................7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............10



Part II.      Other Information

         Item 1.   Legal Proceedings..........................................12

         Item 5.   Other Information..........................................14

         Item 6.   Exhibits and Reports on Form 8-K...........................14

         Signature............................................................15

                          Part I. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    December 31,
                                                      1995             1994
                                                      ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                        $  19,207,981    $  18,725,876

RENT AND OTHER RECEIVABLES                           3,321,793        2,396,519

NOTES RECEIVABLE, net of allowance for credit
  losses of $495,223 in 1995 and $865,057 in 1994      405,481          459,552

AIRCRAFT under operating leases, net of
  accumulated depreciation of $84,649,346
  in 1995 and $74,067,760 in 1994                  131,882,123      142,463,709
                                                 -------------    -------------

                                                 $ 154,817,378    $ 164,045,656
                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                            $     238,675    $     220,115

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           48,224        1,404,159

SECURITY DEPOSITS                                      344,000          269,000

MAINTENANCE RESERVES                                 3,510,496        3,595,205
                                                 -------------    -------------

         Total Liabilities                           4,141,395        5,488,479
                                                 -------------    -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (703,878)        (624,991)
  Limited Partners, 500,000 units
     issued and outstanding                        151,379,861      159,182,168
                                                 -------------    -------------

         Total Partners' Capital                   150,675,983      158,557,177
                                                 -------------    -------------

                                                 $ 154,817,378    $ 164,045,656
                                                 =============    =============

        The accompanying notes are an integral part of these statements.

                                POLARIS AIRCRAFT INCOME FUND V,
                               A California Limited Partnership

                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                                 -------------                 -------------
                                              1995          1994            1995           1994
                                              ----          ----            ----           ----
REVENUES:
   Rent from operating leases           $  4,110,379   $  4,543,663   $ 10,922,317    $ 14,095,328
   Interest                                  267,040        196,793        846,417         515,580
   Gain on sale of aircraft                   76,940        348,870        369,834         513,742
                                        ------------   ------------   ------------    ------------

             Total Revenues                4,454,359      5,089,326     12,138,568      15,124,650
                                        ------------   ------------   ------------    ------------

EXPENSES:
   Depreciation and amortization           3,527,196      3,510,362     10,581,586      10,571,746
   Management fees to general partner        205,519        227,183        546,116         704,766
   Operating                                  26,484          7,118        316,857       2,133,700
   Administration and other                   74,662         50,336        241,870         165,791
                                        ------------   ------------   ------------    ------------

             Total Expenses                3,833,861      3,794,999     11,686,429      13,576,003
                                        ------------   ------------   ------------    ------------

NET INCOME                              $    620,498   $  1,294,327   $    452,139    $  1,548,647
                                        ============   ============   ============    ============

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER               $    256,179   $    262,918   $    754,446    $    765,411
                                        ============   ============   ============    ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $    364,319   $  1,031,409   $   (302,307)   $    783,236
                                        ============   ============   ============    ============

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT             $       0.73   $       2.06   $      (0.60)   $       1.57
                                        ============   ============   ============    ============


                   The accompanying notes are an integral part of these statements.

                                                               4

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1994 and
                                        Nine Months Ended September 30, 1995
                                        ------------------------------------
                                       General        Limited
                                       Partner        Partners        Total


Balance, December 31, 1993        $    (413,165)  $ 180,142,975   $ 179,729,810

   Net income (loss)                    899,285     (10,960,807)    (10,061,522)

   Cash distributions to partners    (1,111,111)    (10,000,000)    (11,111,111)
                                  -------------   -------------   -------------

Balance, December 31, 1994             (624,991)    159,182,168     158,557,177

   Net income (loss)                    754,446        (302,307)        452,139

   Cash distributions to partners      (833,333)     (7,500,000)     (8,333,333)
                                  -------------   -------------   -------------

Balance, September 30, 1995       $    (703,878)  $ 151,379,861   $ 150,675,983
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1995          1994
                                                        ----          ----

OPERATING ACTIVITIES:
   Net income                                      $    452,139  $  1,548,647
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                  10,581,586    10,571,746
      Gain on sale of aircraft                         (369,834)     (513,742)
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                 (925,274)      308,004
         Increase(decrease)in payable to affiliates      18,560      (335,820)
         Decrease in accounts payable and
           accrued liabilities                       (1,355,935)      (39,232)
         Increase in security deposits                   75,000          --
         Increase(decrease)in maintenance reserves      (84,709)      565,837
         Increase in deferred income                       --         150,000
                                                   ------------  ------------

          Net cash provided by operating activities   8,391,533    12,255,440
                                                   ------------  ------------

INVESTING ACTIVITIES:
   Principal payments on notes receivable                54,071        56,870
   Principal payments on finance sale of aircraft       369,834       513,742
                                                   ------------  ------------

          Net cash provided by investing activities     423,905       570,612
                                                   ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                    (8,333,333)   (8,333,333)
                                                   ------------  ------------

          Net cash used in financing activities      (8,333,333)   (8,333,333)
                                                   ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                          482,105     4,492,719

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                               18,725,876    13,656,820
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 19,207,981  $ 18,149,539
                                                   ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund V's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1994, 1993, and 1992 included in the Partnership's 1994 Annual Report to the SEC on Form 10-K (Form 10-K).

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the aircraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loans as a result of issues regarding their collection. The Partnership recognizes revenue on these loans only as payments are received.

As discussed in Note 3, the Partnership negotiated a sale to Empresa de Transporte Aereo del Peru S.A. (Aeroperu) for two Boeing 727-100 aircraft in
1993. The Partnership agreed to accept payment of the sales prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sales prices. Gain on sale of the aircraft and interest revenue is recognized as payments are received. In addition, the notes receivable and corresponding allowances for credit losses are reduced by the principal portion of payments received. The balances of the notes receivable and corresponding allowances for credit losses were $495,223 and $865,057 as of September 30, 1995 and December 31, 1994, respectively.

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents is stated at cost, which approximates fair value. The fair value of the notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the note receivable from American Trans Air, Inc. (ATA) discussed in
Note 2 below approximates its estimated fair value. As discussed above, the carrying value of the note receivable from Aeroperu is zero due to a recorded allowance for credit losses equal to the balance of the note. As of September 30, 1995, the aggregate fair value of the Aeroperu notes receivable was estimated to be from $250,000 to $300,000.


2.      Lease to ATA

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for three Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although rental revenue is to be recognized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership three unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership has sold these aircraft as discussed in Note 3 and in the Form 10-K.

Under the ATA lease, the Partnership may be required to finance up to three aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.5 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. This loan is reflected as a note receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the note. The balances of the note at September 30, 1995 and December 31, 1994 were $405,481 and $459,552, respectively.


3.      Sale to Aeroperu

In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease (Note 2). The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. Gain on sale of the aircraft and interest revenue will be recognized as payments are received. The security deposit of $44,000 posted by Aeroperu will be applied to the last installment due August 1996, at which time title to the aircraft will transfer to Aeroperu. During the nine months ended September 30, 1995, the Partnership received principal and interest payments due from Aeroperu totaling $440,000, of which $369,834 was recorded as gain on sale in the nine months ended September 30, 1995 statement of operations. As of September 30, 1995, Aeroperu had not paid to the Partnership the monthly payments due for August and September 1995. Aeroperu has since paid one of the past due installments as discussed in Note 5.


4.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended       Payable at
                                        September 30, 1995   September 30, 1995
                                        ------------------   ------------------

   Aircraft Management Fees                  $204,788             $132,120

   Out-of-Pocket Administrative Expense
        Reimbursement                          93,908               52,627

   Out-of-Pocket Operating and
        Remarketing Expense Reimbursement     136,407               53,928
                                             --------             --------

                                             $435,103             $238,675
                                             ========             ========



5.      Subsequent Events

Southwest Lease Extension - The leases of three Boeing 737-200 Advanced aircraft to Southwest expire in November 1995. The Partnership has negotiated a letter of intent to extend the leases with Southwest for the three aircraft for a term of one year at a rental rate of $75,000 per aircraft per month, which is approximately 136% of the prior rate.

Payment from Aeroperu - As discussed in Note 3, at September 30, 1995 Aeroperu had not paid to the Partnership two of the monthly installments due in the third quarter of 1995. Aeroperu has since paid one of the installments past due as of September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund V (the Partnership) owns a portfolio of 16 used commercial jet aircraft, including two such aircraft that are subject to a conditional sale agreement as discussed below. The portfolio includes seven Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest), three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), one Boeing 747-100 Special Freighter aircraft leased to American International Airways Limited (AIA), and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo). In addition, the Partnership retains title to two Boeing 727-100 aircraft of the three such Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). The sale was financed by the Partnership and title will transfer to Aeroperu in August 1996 if Aeroperu performs its payment obligations. The Partnership sold the remaining former ATA Boeing 727-100 aircraft in August 1994 to Sunrise Partners, Inc.


Remarketing Update

The leases of three Boeing 737-200 Advanced aircraft to Southwest expire in November 1995. The Partnership has negotiated a letter of intent to extend the leases with Southwest for the three aircraft for a term of one year at a rental rate of $75,000 per aircraft per month, which is approximately 136% of the prior rate.


Partnership Operations

The Partnership recorded net income of $620,498, or $0.73 per limited partnership unit, for the three months ended September 30, 1995, compared to net income of $1,294,327, or $2.06 per unit, for the same period in 1994. The Partnership recorded net income of $452,139, or an allocated net loss of $0.60 per limited partnership unit, for the nine months ended September 30, 1995, compared to net income of $1,548,647, or $1.57 per unit, for the same period in 1994. The significant decline in operating results in the three and nine months ended September 30, 1995 compared to the same periods of 1994 is due primarily to substantially lower rental revenues in 1995.

Rental revenues, net of related management fees, decreased significantly during the three and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of Partnership aircraft re-leased at lower lease rates. The leases of four Boeing 737-200 Advanced aircraft to Southwest, which expired in September 1994, were extended for four years at approximately 39% of the prior rates. In addition, two Boeing 727-200 Advanced aircraft, formerly on lease to Alaska Airlines, Inc. (Alaska), were leased to Sun Country for three years beginning in October 1993 at approximately 43% of the prior Alaska rate, although Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term in May 1994. Finally, the Boeing 747-100 Special Freighter aircraft, on lease to AIA at a variable rate based on usage, underwent certain maintenance and modification work for approximately 35 days during the first quarter of 1995, recording no flight hours thus generating no rental revenue during this maintenance period.

Partially offsetting the lower rental revenue in 1995, operating expenses declined substantially during the nine months ended September 30, 1995 as compared to the same period in 1994. Operating expenses during the nine months ended September 30, 1994 were approximately $2.1 million. The 1994 operating expenses primarily include maintenance expenses incurred for two engines on the Boeing 747-100 Special Freighter aircraft currently on lease to Polar Air Cargo and expenses related to the leases with Southwest which, as described in the Form 10-K, provide for the Partnership to incur maintenance costs. In comparison, operating expenses in the current year-to-date period primarily include heavy maintenance costs of approximately $267,000 recognized in the first quarter of 1995 that the Partnership incurred on the two Boeing 727-200 Advanced aircraft leased to Sun Country in accordance with the lease.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership continues to receive all lease payments due on a current basis, with the exception of installment sale payments due from Aeroperu, which have not been made on a timely basis. The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $3,510,496 as of September 30, 1995.

The ATA leases specify the Partnership may finance up to three aircraft hushkits at an estimated aggregate cost of approximately $7.5 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft, as discussed in the Form 10-K, and to finance a portion of the cost that may be incurred under the leases with ATA.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1995 and 1994 were $2,500,000, or $5.00 per limited partnership unit, for each period. Cash distributions to limited partners during the nine months ended September 30, 1995 and 1994 were $7,500,000, or $15.00 per limited partnership unit, for each period. The amount of future cash distributions will depend upon the Partnership's future cash requirements; receipt of rental payments from Southwest, ATA, Sun Country, Polar Air Cargo and AIA; and the receipt of sale proceeds from Aeroperu.

                           Part II. Other Information


Item 1.         Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1995 and the period ended June 30, 1995, respectively, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the remaining defendants (with the exception of Prudential Securities, Inc. which had previously settled) entered into a settlement with the plaintiffs.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel has transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes, but the plaintiffs in such lawsuit do not seek an award from the Partnership. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - On October 2, 1995, the Court denied the defendants' motion to dismiss.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On October 2, 1995, defendants moved to dismiss the complaint.

Scott v. Prudential Securities, Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. The Partnership is not named as a defendant in this action. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel conditionally transferred this action to the Multi-District Litigation on October 13, 1995.

Harrison v. General Electric Company, et al. - On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In re: Prudential Securities Limited Partnerships (Multi-District Litigation) - Prudential Securities, Inc. on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

                Prudential Securities Limited Partnerships
                Litigation Claims Administrator
                P.O. Box 9388
                Garden City, New York  11530-9388

Item 5.         Other Information


Directors and Officers

James F. Walsh resigned as Chief Financial Officer of Polaris Investment Management Corporation (PIMC) effective October 9, 1995. Marc A. Meiches, 42, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the position of Executive Vice President and Chief Financial Officer of General Electric Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.



Item 6.         Exhibits and Reports on Form 8-K


a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       27.      Financial Data Schedule (Filed electronically only)

b)     Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                    SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POLARIS AIRCRAFT INCOME FUND V,
                                   A California Limited Partnership
                                   (Registrant)
                                   By:    Polaris Investment
                                          Management Corporation,
                                          General Partner




         November 9, 1995                 By:   /S/Marc A. Meiches
----------------------------------              ------------------
                                                Marc A. Meiches
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)