Form 10-K
period 1995-12-31
POLARIS AIRCRAFT INCOME FUND V
filed 1996-03-29
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K


                           ---------------------------


            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1995

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period _______________ from to _______________

                          Commission File No. 33-21977

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           94-3068259
          ----------                                           ----------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
incorporation or organization)

201 Mission Street, 27th Floor, San Francisco, California               94105
---------------------------------------------------------               -----
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    Documents incorporated by reference: None

                       This document consists of 41 pages.

                                     PART I


Item 1.        Business

The principal objectives of Polaris Aircraft Income Fund V, A California Limited Partnership (PAIF-V or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-V was organized as a California limited partnership on April 29, 1988 and will terminate no later than December 2020.

PAIF-V has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Sun Country Airlines (Sun Country), American Trans Air, Inc. (ATA), Southwest Airlines Co. (Southwest), Polar Air Cargo, Inc. (Polar Air Cargo), and American International Airways Limited (AIA) as of December 31, 1995:

                                                            Number of     Lease
Lessee                   Aircraft Type                      Aircraft    Expiration         Renewal Options (1)
------                   -------------                      --------    ----------         -------------------
Sun Country            Boeing 727-200 Advanced                   1        9/96 (2)            up to four consecutive
                       Boeing 727-200 Advanced                   1       10/96 (2)            one-year periods for
                                                                                              both aircraft

ATA                    Boeing 727-200 Advanced                   2        2/00 (3)            up to three one-year
                       Boeing 727-200 Advanced                   1        3/00 (3)            periods

Southwest              Boeing 737-200 Advanced                   1       12/96 (4)            none
                       Boeing 737-200 Advanced                   1       12/96 (5)            none
                       Boeing 737-200 Advanced                   1       10/96 (6)            none
                       Boeing 737-200 Advanced                   4        9/98 (7)            none

Polar Air Cargo        Boeing 747-100 Special Freighter          1        1/99 (8)            none

AIA                    Boeing 747-100 Special Freighter          1        3/96 (9)            none


(1) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

(2) These aircraft, formerly on lease to Alaska Airlines, Inc. (Alaska), were leased to Sun Country for three years beginning in October 1993. Alaska had notified the Partnership of its desire to early terminate its leases, which were scheduled to expire in May 1994, if a new lessee could be found. The new lease rate with Sun Country is approximately 43% of the prior Alaska rate. However, Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term. The Partnership agreed to share in the cost of certain heavy maintenance work on the aircraft as discussed in Note 3 to the financial statements (Item 8).

(3) These aircraft were formerly leased to USAir Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease includes an eleven- month rent suspension period beginning on the delivery dates in February and March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $657,000 and may be required to finance certain aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. ATA transferred to the Partnership three unencumbered Boeing 727-100 aircraft in 1993 as part of the lease transaction. Two of the aircraft are subject to a conditional sale agreement and the third was sold in August 1994, as discussed in Notes 3 and 4 to the financial statements (Item 8).

(4) The original lease was extended for a two-year period beyond the initial lease expiration date in November 1991 at 60% of the original lease rate, extended for an additional two-year period at 44% of the original rate in November 1993, and then again extended from November 1995 to December 1996 at 60% of the original rate.

(5) The original lease was extended for a three-year period beyond the initial lease expiration date in November 1992 at approximately 43% of the original lease rate. The lease was then again extended from November 1995 to December 1996 at approximately 58% of the original rate.

(6) The original lease was extended for a two-year period beyond the initial lease expiration date in November 1993 at approximately 40% of the original lease rate. The lease was then again extended from November 1995 through October 1996 at approximately 54% of the original rate.

(7) The original leases were extended for a four-year period beyond the initial lease expiration date in September 1994 at approximately 39% of the original lease rates.

(8) This aircraft, formerly leased to Federal Express Corporation (Federal Express), was leased to Southern Air Transport, Inc. (SAT) at a variable rate based on usage from June 1993 until January 1999, although SAT or the Partnership had the right to early terminate the lease with 30 days prior written notice. In August 1994, the
          Partnership exercised its right to terminate its lease with SAT and simultaneously re-leased the aircraft under the same terms and conditions to Polar Air Cargo. SAT had been utilizing the aircraft to provide service for Polar Air Cargo. The lease stipulates that the Partnership share in the cost of certain Airworthiness Directives
          (ADs),  which  cannot  be  estimated  at this  time.  The  lease  also stipulates that the Partnership share in the cost of certain maintenance work on the aircraft, a portion of which may be drawn from maintenance reserves paid to the Partnership by SAT and Polar Air Cargo.

(9) This aircraft, formerly leased to Federal Express, was leased to AHK Air Hong Kong, Ltd. at approximately 59% of the prior rate from May 1993 through mid-November 1993. The lease was then extended at the same rate to February 1994, however, the lessee did not meet all of the return requirements set forth in the lease as of the expiration date. The Partnership received rent through March 31, 1994. The aircraft was subsequently re-leased to AIA from June 1994 through March 1996 at a variable rate based on usage. The lease stipulates that the Partnership share in the cost of certain maintenance and modification costs which cannot be estimated at this time.

Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with noise suppression hardware, commonly known as "hushkits," which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies have shown marginal signs of recovery. Wide-body lease rates and values remain broadly unchanged since a year ago due to continuing airline preference for long-range twin engine aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-100 - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727-100 is a short- to medium-range jet carrying approximately 125 passengers on trips of up to nautical 1,500 miles. The operating characteristics of the aircraft, as well as the cost of aging aircraft and corrosion control ADs, have significantly reduced the possibilities of re-leasing this aircraft type.

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity as compared with the non-advanced model. Hushkits which bring the Boeing 727-200 Advanced into compliance with FAA Stage 3 noise restrictions, are now available at an average cost of approximately $2.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

Boeing 737-200 Advanced - In 1971, Boeing introduced the Boeing 737-200 Advanced model, a higher gross weight aircraft with increased fuel capacity as compared to its predecessor, the non-advanced model. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift up to the 2,000 nautical mile range. Hushkits which bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

Boeing 747-100 Special Freighter - The Boeing 747-100 Special Freighter was originally manufactured as a Boeing 747-100 passenger aircraft starting in 1968. From 1975 through 1977, Boeing incorporated several basic changes into the aircraft to produce a modified Boeing 747-100 Special Freighter with full freighter capabilities. The Boeing 747, which qualifies as Stage 3 with certain operating restrictions, is the long-range workhorse of the airfreight industry, based on its capacity and range in international operations. However, demand for this type of aircraft remains soft due to competition from the increasing number of aircraft that have been converted from passenger to freighter configuration.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.        Properties

PAIF-V owns seven Boeing 737-200 Advanced aircraft leased to Southwest, three Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 727-200 Advanced aircraft leased to Sun Country, one Boeing 747-100 Special Freighter aircraft leased to AIA, one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, and two Boeing 727-100 aircraft, transferred from ATA in 1993, which are subject to a conditional sale agreement. Except for the Boeing 747s, which qualify as Stage 3 with certain operating restrictions, the Partnership's entire fleet consists of Stage 2 aircraft. All leases are operating leases. The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                 Year of        Cycles
Aircraft Type                    Serial Number  Manufacture  As of 11/30/95 (1)
-------------                    -------------  -----------  ------------------
Boeing 727-100                        19150        1967         40,007
Boeing 727-100                        19151        1967         40,950
Boeing 727-200 Advanced               21345        1980         29,725
Boeing 727-200 Advanced               21601        1980         30,291
Boeing 727-200 Advanced               21999        1980         25,285
Boeing 727-200 Advanced               22162        1981         26,089
Boeing 727-200 Advanced               23014        1983         21,408
Boeing 737-200 Advanced               20925        1974         81,035
Boeing 737-200 Advanced               21117        1975         78,467
Boeing 737-200 Advanced               21262        1976         73,422
Boeing 737-200 Advanced               21447        1978         67,464
Boeing 737-200 Advanced               21448        1978         67,578
Boeing 737-200 Advanced               21533        1978         65,711
Boeing 737-200 Advanced               21534        1978         65,707
Boeing 747-100 Special Freighter      19733        1970         18,620
Boeing 747-100 Special Freighter      20247        1971         22,787

(1) Cycle information as of 12/31/95 is not yet available.

Item 3.        Legal Proceedings

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III,
Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris
Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Riskind,  et al. v.  Prudential  Securities,  Inc., et al. - An action  entitled
Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. None of the Polaris Aircraft Income Funds were required to contribute to this settlement.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint  names  each of Polaris  Investment  Management  Corporation,  Polaris
Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the Multi-District Litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Adams, et al. v. Prudential Securities, Inc., et al. On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris
Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the united States District Court for the Southern District of New York, which is described in Item 10 of
Part III below.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. The Partnership is not a party to these actions.



Item 4.        Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

a) Polaris Aircraft Income Fund V's (PAIF-V or the Partnership) units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary V on behalf of the Partnership's investors (Unit Holders). There is no market for PAIF-V's Units and it is unlikely that any market will develop.


b)       Number of Security Holders:

                                                        Number of Record Holders
               Title of Class                           as of December 31, 1995
         ---------------------------                    ------------------------

    Depository Units Representing Assignments
    of Limited Partnership Interests:                           15,724

    General Partnership Interest:                                    1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning January 1989. Cash distributions to Unit Holders during 1995 and 1994 were $10,000,000 for each period. Cash distributions per limited partnership unit were $20.00 for each period.

Item 6.           Selected Financial Data


                                                            For the years ended December 31,
                                                            --------------------------------
                                          1995              1994             1993              1992             1991
                                          ----              ----             ----              ----             ----
Revenues                          $    16,587,762  $     19,250,007  $    20,287,874  $     32,769,575  $    34,005,828

Net Income (Loss)                     (12,994,459)      (10,061,522)       3,068,363        19,125,952       20,944,533

Net Income (Loss)
  allocated to Limited
  Partners                            (13,864,414)      (10,960,807)       1,787,805        16,058,980       17,859,376


Net Income (Loss) per
  Limited Partnership Unit                 (27.73)           (21.92)            3.58             32.12            35.72

Cash Distributions per
  Limited Partnership
  Unit                                      20.00             20.00            25.00             57.52            57.52

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                         20.00             20.00            21.42             25.40            21.80


Total Assets                          138,821,191       164,045,656      184,220,856       191,004,365      203,534,940

Partners' Capital                     134,451,607       158,557,177      179,729,810       190,550,336      203,379,939


* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund V (the Partnership) owns a portfolio of 16 used commercial jet aircraft, including two such aircraft that are subject to a conditional sale agreement as discussed below. The portfolio includes seven Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), one Boeing 747-100 Special Freighter aircraft leased to American International Airways Limited (AIA), and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo). In addition, the Partnership retains title to two Boeing 727-100 aircraft of the three such Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). The sale was financed by the Partnership and title will transfer to Aeroperu in August 1996 if Aeroperu performs its payment obligations. The Partnership sold the remaining former ATA Boeing 727-100 aircraft in August 1994 to Sunrise Partners, Inc.


Remarketing Update

Lease Extensions of Three Boeing 737-200 Advanced Aircraft to Southwest - The leases of three Boeing 737-200 Advanced aircraft to Southwest expired in November 1995. The leases were extended for a period of approximately one year at 136% of the prior lease rate.

Remarketing of Aircraft - The leases of three Boeing 737-200 Advanced aircraft with Southwest, as discussed above, expire in October and December 1996; the leases of two Boeing 727-200 Advanced aircraft with Sun Country expire in September and October 1996; and the lease of one Boeing 747-100 Special Freighter with AIA expires in March 1996. The Partnership is currently remarketing these aircraft for sale or re-lease.


Partnership Operations

The Partnership recorded net losses of $12,994,459 and $10,061,522, or $27.73 and $21.92 per limited partnership unit for the years ended December 31, 1995 and 1994, respectively, compared to net income of $3,068,363, or $3.58 per limited partnership unit for the year ended December 31, 1993. The net losses in 1995 and 1994 were primarily the result of increases in depreciation expense for certain of the Partnership's aircraft. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $13,930,000, $10,519,000 and $857,000, of this deficiency as increased depreciation expense in 1995, 1994 and 1993, respectively. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995, 1994 and 1993 and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 as discussed later in the Industry Update section.

Further impacting the decline in operating results in 1995 and 1994 as compared to 1993, rental revenues have decreased since 1993 as a result of Partnership aircraft re-leased at lower lease rates. The leases of two Boeing 737-200 Advanced aircraft to Southwest, which expired in November 1993, were extended for two years at approximately 40% and 73%, respectively, of the prior rates. The leases of four additional Boeing 737-200 Advanced aircraft to Southwest, which expired in September 1994, were extended for four years at approximately 39% of the prior rates. Two Boeing 727-200 Advanced aircraft, formerly on lease to Alaska, were leased to Sun Country for three years beginning in October 1993 at approximately 43% of the prior Alaska rate, although Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term in May 1994. In addition, the Boeing 747-100 Special Freighter aircraft was off-lease for two months in 1994 subsequent to its return from Air Hong Kong and prior to its lease to AIA. This aircraft, which is on lease to AIA at a variable rate based on usage, underwent certain maintenance and modification work for approximately 35 days during 1995, recording no flight hours, thus generating no rental revenue during this maintenance period.

In 1994 and 1993, the Partnership incurred aircraft maintenance and remarketing costs related to the former Federal Express Corporation (Federal Express) aircraft, the aircraft leased to ATA, Southwest and Sun Country. Operating expenses were significantly reduced during 1995. During 1993, the Partnership completed extensive heavy maintenance, modification and corrosion control work on the two Boeing 747-100 Special Freighter aircraft formerly leased to Federal Express. The Partnership paid approximately $9.85 million for these costs during 1993. The Partnership capitalized approximately $8.15 million of these costs and included in operating expense during 1993 approximately $1.7 million. The Partnership also recognized operating expenses of approximately $561,000 during 1993 related to moving the three Boeing 727-200 Advanced aircraft from USAir to ATA.

The Partnership recognized operating expenses of approximately $214,000 and $355,000 during 1994 and 1993, respectively, that it agreed to incur as part of the leases with Southwest. During 1994, the Partnership recognized operating expenses aggregating approximately $1.86 million for maintenance performed on two engines on the Boeing 747-100 Special Freighter aircraft leased to Southern Air Transport, Inc. and subsequently to Polar Air Cargo. In addition during 1994, the Partnership recognized as operating expense certain heavy maintenance costs of approximately $1.37 million that it agreed to incur on the two Boeing 727-200 Advanced aircraft leased to Sun Country. Approximately $371,000 of heavy maintenance costs were recognized as operating expense for these aircraft during 1995.


Liquidity and Cash Distributions

Liquidity - The Partnership continues to receive all lease payments on a current basis, with the exception of payments due from Aeroperu, which have not been made on a timely basis. The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve payments aggregate $3,139,136 as of December 31, 1995.

The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft, to cover the potential costs of remarketing the Boeing 747-100 Special Freighter aircraft currently on lease to AIA through March 1996, and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

Cash Distributions - Cash distributions to limited partners during 1995, 1994 and 1993 were $10,000,000, $10,000,000 and $12,500,000, respectively. Cash distributions per limited partnership unit were $20.00, $20.00 and $25.00, in 1995, 1994 and 1993, respectively. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country, Polar Air Cargo and AIA and the receipt of sale proceeds from Aeroperu.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million, $900,000, and $2.3 million per Boeing 727, Boeing 737, and Boeing 747 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000, 60,000, and 20,000 cycles for each Boeing 737, 727, and 747, respectively. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term, except for certain instances. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to Sun Country, ATA, Southwest, Polar Air Cargo and AIA. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 68% Stage 3 aircraft and 32% Stage 2 aircraft. The key features of the rule include:

    - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

    - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

Except for the Boeing 747s, which qualify as Stage 3 with certain operating restrictions, the Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership would incur such costs unless they can be substantially recovered through a lease. Under the Partnership's lease with ATA, the Partnership may be required to finance the installation of hushkits on such aircraft. Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown marginal signs of recovery. Wide-body lease rates and values remain broadly unchanged since a year ago due to continuing airline preference for long-range twin engine aircraft.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $13,930,000, $10,519,000 and $857,000, or $27.58, $20.83 and $1.70 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995, 1994 and 1993, respectively. The deficiencies in 1995, 1994 and 1993 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and therefore reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1995, 1994 and 1993 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). The net effect of the 1993 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1993 is to cause the Partnership to recognize increased depreciation expense of approximately $1,347,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $204,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize decreased depreciation expense of approximately $553,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership's leases expire between March 1996 and March 2000. To the extent that the Partnership's aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.           Financial Statements and Supplementary Data










                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of  Polaris  Aircraft  Income  Fund  V, A  California  Limited
Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco,  California,
  January 31, 1996 (except with
  respect to the matter discussed
  in Note 8, as to which the
  date is March 22, 1996)


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                                                1995                  1994
                                                                ----                  ----
ASSETS:
CASH AND CASH EQUIVALENTS                                 $  20,842,611         $  18,725,876

RENT AND OTHER RECEIVABLES                                    3,215,421             2,396,519

NOTES RECEIVABLE, net of allowance for credit
   losses of $376,905 in 1995 and $865,057 in 1994              386,457               459,552

AIRCRAFT, net of accumulated depreciation of
   $102,154,767 in 1995 and $74,067,760 in 1994             114,376,702           142,463,709
                                                          -------------         -------------

                                                          $ 138,821,191         $ 164,045,656
                                                          =============         =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                     $     793,901         $     220,115

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                                  167,547             1,404,159

SECURITY DEPOSITS                                               269,000               269,000

MAINTENANCE RESERVES                                          3,139,136             3,595,205
                                                          -------------         -------------

          Total Liabilities                                   4,369,584             5,488,479
                                                          -------------         -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             (866,147)             (624,991)
   Limited Partners, 500,000 units
       issued and outstanding                               135,317,754           159,182,168
                                                          -------------         -------------

          Total Partners' Capital                           134,451,607           158,557,177
                                                          -------------         -------------

                                                          $ 138,821,191         $ 164,045,656
                                                          =============         =============


        The accompanying notes are an integral part of these statements.


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995                 1994                1993
                                                   ----                 ----                ----

REVENUES:
    Rent from operating leases                $ 14,922,692         $ 17,865,447         $19,563,655
    Interest and other                           1,177,018              835,819             554,102
    Gain on sale of aircraft                       488,152              548,741             170,117
                                              ------------         ------------         -----------

             Total Revenues                     16,587,862           19,250,007          20,287,874
                                              ------------         ------------         -----------

EXPENSES:
    Depreciation and amortization               28,087,007           24,594,671          13,340,093
    Management fees to general partner             746,135              893,272             978,183
    Operating                                      384,838            3,569,509           2,624,654
    Administration and other                       364,341              254,077             276,581
                                              ------------         ------------         -----------

             Total Expenses                     29,582,321           29,311,529          17,219,511
                                              ------------         ------------         -----------

NET INCOME (LOSS)                             $(12,994,459)        $(10,061,522)        $ 3,068,363
                                              ============         ============         ===========

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                       $    869,955         $    899,285         $ 1,280,558
                                              ============         ============         ===========

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS                       $(13,864,414)        $(10,960,807)        $ 1,787,805
                                              ============         ============         ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                          $     (27.73)        $     (21.92)        $      3.58
                                              ============         ============         ===========

        The accompanying notes are an integral part of these statements.


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             General             Limited
                                             Partner             Partners                Total
                                             -------             --------                -----

Balance, December 31, 1992                $  (304,834)        $ 190,855,170         $ 190,550,336

    Net income                              1,280,558             1,787,805             3,068,363

    Cash distributions to partners         (1,388,889)          (12,500,000)          (13,888,889)
                                          -----------         -------------         -------------

Balance, December 31, 1993                   (413,165)          180,142,975           179,729,810

    Net income (loss)                         899,285           (10,960,807)          (10,061,522)

    Cash distributions to partners         (1,111,111)          (10,000,000)          (11,111,111)
                                          -----------         -------------         -------------

Balance, December 31, 1994                   (624,991)          159,182,168           158,557,177

    Net income (loss)                         869,955           (13,864,414)          (12,994,459)

    Cash distributions to partners         (1,111,111)          (10,000,000)          (11,111,111)
                                          -----------         -------------         -------------

Balance, December 31, 1995                $  (866,147)        $ 135,317,754         $ 134,451,607
                                          ===========         =============         =============

        The accompanying notes are an integral part of these statements.


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995                 1994                 1993
                                                                ----                 ----                 ----

OPERATING ACTIVITIES:
  Net income (loss)                                        $(12,994,459)        $(10,061,522)        $  3,068,363
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                            28,087,007           24,594,671           13,340,093
    Gain on sale of aircraft                                   (488,152)            (548,741)            (170,117)
    Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
           receivables                                         (818,902)             574,687           (1,490,665)
       Increase (decrease) in payable to affiliates             573,786             (650,225)             751,948
       Increase (decrease) in accounts payable
           and accrued liabilities                           (1,236,612)           1,328,659              (35,137)
       Increase in security deposits                               --                   --                 44,000
       Increase (decrease) in maintenance
           reserves                                            (456,069)             318,999            3,276,206
                                                           ------------         ------------         ------------
           Net cash provided by operating
               activities                                    12,666,599           15,556,528           18,784,691
                                                           ------------         ------------         ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                               --                245,937                 --
  Increase in notes receivable                                     --                   --               (556,000)
  Principal payments on notes receivable                         73,095               74,898               21,550
  Principal payments on finance sale of aircraft                488,152              302,804              170,117
  Increase in aircraft capitalized costs                           --                   --             (8,149,000)
                                                           ------------         ------------         ------------
           Net cash provided by (used in)
               investing activities                             561,247              623,639           (8,513,333)
                                                           ------------         ------------         ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                            (11,111,111)         (11,111,111)         (13,888,889)
                                                           ------------         ------------         ------------

           Net cash used in financing activities            (11,111,111)         (11,111,111)         (13,888,889)
                                                           ------------         ------------         ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                 2,116,735            5,069,056           (3,617,531)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          18,725,876           13,656,820           17,274,351
                                                           ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $ 20,842,611         $ 18,725,876         $ 13,656,820
                                                           ============         ============         ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund V, A California Limited Partnership (PAIF-V or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value.

Other Assets - Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease. Organization costs are capitalized and amortized using the straight-line method over a period of five years.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1995, 1994, and 1993.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses for certain impaired loans as a result of issues regarding their collection. The Partnership recognizes revenue on these impaired loans only as payments are received.

                                                                         1995
                                                                         ----
      Impaired loans or receivables with
         allowances for credit losses                                 $ 376,905
      Impaired loans or receivables without
         allowances for credit losses                                        -
                                                                       ---------
      Total impaired loans                                              376,905
      Allowance for credit losses                                      (376,905)
                                                                       ---------
                                                                      $      -
                                                                       =========
      Allowance for credit losses,
         beginning of year                                            $(865,057)
      Provision for credit losses                                            -
      Write-downs                                                            -
      Collections                                                       488,152
                                                                       ---------
      Allowance for credit losses,
         end of year                                                  $(376,905)
                                                                      ==========


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents is stated at cost, which approximates fair value. The fair value of the notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the note receivable from American Trans Air, Inc. (ATA) discussed in
Note 3 approximates its estimated fair value. As discussed in Note 4, the carrying value of the note receivable from Empresa de Transporte Aereo del Peru

S.A. (Aeroperu) is zero due to a recorded allowance for credit losses equal to the balance of the note. As of December 31, 1995, the aggregate fair value of the Aeroperu notes receivable was estimated to be approximately $225,000.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. The Partnership estimates that the adoption of this pronouncement will not have an immediate material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. The estimate of fair value and measurement of impairment loss is described in Note 3.

Reclassification - Certain 1993 balances have been reclassified to conform to the 1995 presentation.


2.       Organization and the Partnership

The Partnership was formed on April 29, 1988 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the general partner and the depositary contributed $500. On January 9, 1990, the Partnership completed its offering for the sale of 500,000 depositary units, representing assignments of limited partnership interest (Units), at a price of $500 per Unit, for a total of $250,000,000.

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company V (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to partners are described in Note 5.


3.       Aircraft Under Operating Leases

The Partnership owns a portfolio of 16 used commercial jet aircraft, which were acquired and leased or sold as discussed below. Two of these aircraft are subject to a conditional sale agreement as discussed in Note 4. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are generally net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                                       Year of
Aircraft Type                                         Serial Number  Manufacture
-------------                                         -------------  -----------
Boeing 727-100                                             19150          1967
Boeing 727-100                                             19151          1967
Boeing 727-200 Advanced                                    21345          1980
Boeing 727-200 Advanced                                    21601          1980
Boeing 727-200 Advanced                                    21999          1980
Boeing 727-200 Advanced                                    22162          1981
Boeing 727-200 Advanced                                    23014          1983
Boeing 737-200 Advanced                                    20925          1974
Boeing 737-200 Advanced                                    21117          1975
Boeing 737-200 Advanced                                    21262          1976
Boeing 737-200 Advanced                                    21447          1978
Boeing 737-200 Advanced                                    21448          1978
Boeing 737-200 Advanced                                    21533          1978
Boeing 737-200 Advanced                                    21534          1978
Boeing 747-100 Special Freighter                           19733          1970
Boeing 747-100 Special Freighter                           20247          1971

Three Boeing 727-100 - These aircraft were transferred from American Trans Air, Inc. (ATA) to the Partnership in 1993 as part of the ATA lease transaction. Two of the aircraft are subject to a conditional sale agreement as discussed in Note
4. The third aircraft was sold in August 1994 to Sunrise Partners, Inc. for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,063 and recorded a net gain on sale of $245,937 in 1994.

Three Boeing 737-200 Advanced - These aircraft were acquired for $28,750,000 in 1988 and leased to Southwest Airlines Co. (Southwest). One lease expired in November 1991 and was extended for a two-year period at 60% of the original lease rate. The lease was again extended for an additional two-year period at 44% of the original rate, then extended to December 1996 at 60% of the original lease rate. The second lease expired in November 1992 and was extended for a three-year period at approximately 43% of the original lease rate, then extended to December 1996 at approximately 58% of the original lease rate. The third lease expired in November 1993 and was extended for a two-year period at approximately 40% of the original lease rate, then extended to October 1996 at approximately 54% of the original lease rate.

The previous lease extensions specified that the Partnership incur certain maintenance costs aggregating $569,334. In accordance with these cost-sharing agreements, Southwest submitted to the Partnership invoices for maintenance costs paid by Southwest, and subsequently offset $214,027 and $355,307 from rental payments due the Partnership during 1994 and 1993, respectively. The Partnership recognizes the rental offsets as maintenance expense in the corresponding year's statement of operations.

Four Boeing 737-200 Advanced - These aircraft were acquired for $46,660,000 in 1989 and leased to Southwest until September 1994. Southwest exercised its option to renew the leases for one four-year term through September 1998. The new lease rates are approximately 39% of the prior rates.

Three Boeing 727-200 Advanced - These aircraft were acquired for $40,900,000 in 1989 and leased to USAir, Inc. (USAir). Under the leases, USAir had the option to return the aircraft at the end of September, October, November or December 1992. USAir paid rent through December 1992, although the aircraft were returned at various dates prior to that.

In December 1992, the Partnership negotiated a seven-year lease with ATA for the ex-USAir aircraft at fair market lease rates, which are approximately 45% of the prior rates. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although recognition of rental income was amortized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership three unencumbered Boeing 727-100 aircraft in 1993 as part of the lease transaction as previously discussed.

Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $657,000 and may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. This loan is reflected as a note receivable in the accompanying balance sheets. The Partnership has received all scheduled payments due under the note. The balance of the note at December 31, 1995 and 1994 was $386,457 and $459,552, respectively.

Two Boeing 727-200 Advanced - These aircraft were acquired for $25,962,685 in 1989 and leased to Alaska Airlines, Inc. (Alaska) until May 1994. In 1993, Alaska notified the Partnership of its desire to early terminate its leases if a new lessee could be found. These two aircraft were then leased to Sun Country Airlines, Inc. (Sun Country) for three years beginning in October 1993. The new lease rate with Sun Country is approximately 43% of the prior Alaska rate; however, Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term in May 1994.

During 1993, Alaska paid to the Partnership approximately $1.1 million in lieu of meeting certain return conditions as specified in their lease. The Partnership subsequently paid approximately $1.0 million for certain maintenance and modification costs which it has offset against the approximately $1.1 million received from Alaska. The balance of approximately $88,000 was recognized as other revenue in 1994. As specified in the lease with Sun Country, the Partnership agreed to pay a pro-rata share of certain heavy maintenance costs, based on time elapsed between the dates on which the last required heavy maintenance was completed by Alaska and the dates the aircraft were delivered to Sun Country. Sun Country performed the required heavy maintenance on the aircraft during 1994. The Partnership recognized as operating expense during 1995 and 1994 its pro-rata share of such heavy maintenance costs of approximately $371,000 and $1.366 million, respectively. In addition, as specified in the lease, the Partnership reimbursed to Sun Country during 1995 an additional amount of approximately $318,000 from maintenance reserves, which were previously paid to the Partnership by Sun Country prior to the completion of the heavy maintenance.

Two Boeing 747-100 Special Freighters - These aircraft were acquired for $64,000,000 in 1989 and leased to Federal Express Corporation (Federal Express) until late 1992. Federal Express negotiated a short-term lease extension for the two aircraft at approximately 89% of the prior rate. The aircraft were returned to the Partnership in January 1993, and extensive heavy maintenance, modification and corrosion control work was completed. The Partnership paid approximately $9.85 million, of which approximately $8.15 million was capitalized in 1993 and amortized as discussed in Note 1.

One of the aircraft was subsequently leased to AHK Air Hong Kong, Ltd. (Air Hong
Kong) at approximately 59% of the prior rate from May 1993 through mid-November 1993. The lease was then extended at the same rate to February 1994. The aircraft was returned to the Partnership and subsequently re-leased to American International Airways Limited (AIA) from June 1994 through March 1996 at a variable rate based on usage. The lease stipulates that the Partnership share in the cost of certain maintenance and modification costs which were completed during 1995. The Partnership's share of such costs of approximately $615,000 were paid from excess maintenance reserves previously paid to the Partnership by Air Hong Kong. AIA's share of such cost of approximately $152,000, is reflected in rent and other receivables in the Partnership's 1995 balance sheet. The cost of future maintenance and modifications, if any, cannot be estimated at this time.

The second aircraft formerly leased to Federal Express was leased to Southern Air Transport, Inc. (SAT) at a variable rate based on usage from June 1993 until January 1999, although SAT or the Partnership had the right to early terminate the lease with 30 days prior written notice. In August 1994, The Partnership exercised its right to terminate its lease with SAT and simultaneously released the aircraft under the same terms and conditions to Polar Air Cargo, Inc. (Polar Air Cargo). SAT had been utilizing the aircraft to provide service for Polar Air Cargo. The Partnership or Polar Air Cargo have the right to early terminate the lease with 30 days prior written notice.

The lease stipulates that the Partnership share in the cost of certain maintenance work on the aircraft, a portion of which may be drawn from maintenance reserves paid by Polar Air Cargo. During 1994, the Partnership paid approximately $3.99 million for maintenance work performed on the aircraft, of which approximately $2.13 million was drawn from maintenance reserves previously paid to the Partnership by SAT and Polar Air Cargo. The balance of approximately $1.86 million was recognized as operating expense in the 1994 statement of operations. The lease also stipulates that the Partnership share in the cost of certain ADs. An AD aggregating approximately $850,000 was completed during 1995. The Partnership's share of such cost of approximately $343,000 was paid from maintenance reserves previously paid to the Partnership by Polar Air Cargo and SAT. As stipulated in the lease, the lessee's portion of AD costs of $507,808, which is reflected in notes receivable in the December 31, 1995 balance sheet, is to be reimbursed by Polar Air Cargo in monthly installments, with interest at a rate of 10% per annum, over the remaining term of the lease. The cost of future ADs, if any, cannot be estimated at this time.

The following is a schedule by year of future minimum rental revenue under the existing leases:


                                        Year                     Amount
                                        ----                     ------
                                        1996                  $ 8,813,216
                                        1997                    4,975,716
                                        1998                    4,315,716
                                        1999                    2,335,716
                                        2000 and thereafter       300,603
                                                              -----------

                                        Total                 $20,740,967
                                                              ===========


As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

As discussed in Note 1, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $13,930,000, $10,519,000 and $857,000, or $27.58, $20.83 and $1.70 per limited
Partnership unit, of this deficiency as increased depreciation expense in 1995, 1994 and 1993, respectively. The deficiencies in 1995, 1994 and 1993 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1995, 1994 and 1993 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). The net effect of the 1993 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1993 is to cause the Partnership to recognize increased depreciation expense of approximately $1,347,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $204,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize decreased depreciation expense of approximately $553,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.       Sale of Aircraft

Sale to Aeroperu - In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease (Note 3). The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue will be recognized as payments are received. The security deposit of $44,000 posted by Aeroperu will be applied to the last installment due August 1996, at which time title to the aircraft will transfer to Aeroperu. During 1995, 1994 and 1993, the Partnership received principal and interest payments due from Aeroperu totaling $572,000, $396,000 and $220,000, respectively, of which $488,152, $302,804 and $170,117 were recorded as gain on sale in the year ended December 31, 1995, 1994 and 1993 statements of operations, respectively. The notes receivable and corresponding allowances for credit losses are reduced by the principal portion of payments received. As of December 31, 1995, Aeroperu had not paid to the Partnership the monthly payments due for November and December 1995 (Note 8). The balances of the notes receivable and corresponding allowances for credit losses were $376,905 and $865,057 as of December 31, 1995 and 1994, respectively.


5.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1995, 1994 and 1993, the Partnership paid management fees to PIMC of $727,431, $924,947 and $900,543, respectively. Management fees payable to PIMC at December 31, 1995 and 1994 were $138,477 and $119,775, respectively.

     b. Out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. The Partnership paid $4,238,469, $6,303,791 and $13,888,416 to PIMC in 1995, 1994 and 1993,
         respectively. The 1994 and 1993 payments include reimbursements for maintenance and modifications to the former Federal Express aircraft as discussed in Note 3. At December 31, 1995 and 1994, $655,424 and $100,340 were payable to PIMC, respectively.

     c. A 10% interest to PIMC in all cash distributions from operations and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

     d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.


6.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1995 and 1994 are as follows:

                       Reported Amounts        Tax Basis        Net Difference
                       ----------------        ---------        --------------

1995:    Assets       $    138,821,191    $     118,262,791    $    20,558,400
         Liabilities         4,369,584            1,113,620          3,255,964

1994:    Assets       $    164,045,656    $     134,637,107    $    29,408,549
         Liabilities         5,488,479            2,058,850          3,429,629

7.       Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)


The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                                                     For the years ended December 31,
                                                                                     --------------------------------
                                                                                   1995             1994             1993
                                                                                   ----             ----             ----
Book net income (loss) per limited partnership unit                            $  (27.73)      $   (21.92)     $     3.58
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition                            (0.97)            1.05            6.37
     Management fee expense                                                        (0.04)            0.18             -
     Depreciation                                                                  14.84             9.03          (11.36)
     Gain or loss on sale of aircraft                                              (0.97)           (1.14)          (0.34)
     Capitalized costs                                                              4.36             4.59            2.19
     Other revenue and expense items                                               (0.04)            0.05             -
                                                                               ---------       ----------      ----------

Taxable net income (loss) per limited partnership unit                         $  (10.55)      $    (8.16)     $     0.44
                                                                               =========       ==========      ==========

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and accordingly recognized adjustments which increased book depreciation expense. As a result, the net current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


8.       Subsequent Event

Payment from Aeroperu - As discussed in Note 4, at December 31, 1995 Aeroperu had not paid to the Partnership two of the monthly installments due in 1995. Aeroperu has since paid the installments delinquent as of December 31, 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund V, A California Limited Partnership (PAIF-V or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), recently restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

                Name                              PIMC  Title
                ----                              -----------

         James W. Linnan                    President; Director
         Richard J. Adams                   Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Edward Sun                         Vice President
         John E. Flynn                      Vice President
         Robert W. Dillon                   Vice President; Assistant Secretary
         Marc A. Meiches                    Chief Financial Officer
         Richard L. Blume                   Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Linnan, 54, assumed the position of President and Director of PIMC effective March 31, 1995. Mr. Linnan had previously held the positions of Vice President of PIMC effective July 1, 1994, Vice President - Financial Management of PIMC and PALC effective April 1991, and Vice President - Investor Marketing of PIMC and PALC since July 1986.

Mr. Adams, 62, Senior Vice President - Aircraft Marketing, North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 46, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Flynn, 55, Vice President - Marketing of GECAS, served as Senior Vice President - Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President - Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 54, became Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President of GECAS.

Mr. Blume, 54, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Meiches, 43, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a defendant for procedural purposes, but no recovery is sought from these defendants. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in the Partnership was filed by one investor in the fund. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interests in the Partnership. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. On April 18, 1995, the action was discontinued without prejudice. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers,

Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case is being coordinated with In re Prudential.

On or about February 6, 1995, a class action complaint entitled Cohen, et al. v. J.B. Hanauer & Company, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names J.B. Hanauer & Company, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 5,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds I through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings; (iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts;
(vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. On June 7, 1995, plaintiffs filed an amended complaint which did not include as defendants

General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company, thus effectively dismissing without prejudice the case against these entities. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the

Court deems just and proper. The Partnership is not named as a defendant in this action. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

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

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the

Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1995 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.



Item 11.          Executive Compensation

PAIF-V has no directors or officers. PAIF-V is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $727,431 were paid to PIMC in 1995 in addition to a 10% interest in all cash distributions as described in Note 5 to the financial statement (Item 8).


Item 12.          Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-V to own beneficially more than five percent of any class of voting securities of PAIF-V.

     b) The General Partner of PAIF-V owns the equity securities of PAIF-V as set forth in the following table:

  Title         Name of                Amount and Nature of              Percent
of Class    Beneficial Owner           Beneficial Ownership             of Class
--------    ----------------           --------------------             --------

General    Polaris Investment   Represents a 10.0% interest of all cash   100%
Partner    Management           distributions, gross income in an
Interest   Corporation          amount equal to 9.09% of distributed
                                cash available from operations, and a
                                1% interest in net income or loss

     c) There are no arrangements known to PAIF-V, including any pledge by any person of securities of PAIF-V, the operation of which may at a subsequent date result in a change in control of PAIF-V.


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Public Accountants                 17
                  Balance Sheets                                           18
                  Statements of Operations                                 19
                  Statements of Changes in Partners' Capital (Deficit)     20
                  Statements of Cash Flows                                 21
                  Notes to Financial Statements                            22


2.       Reports on Form 8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.      Financial Data Schedules (Filed electronically only).


4.       Financial Statement Schedules.

         All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POLARIS AIRCRAFT INCOME FUND V,
                                             A California Limited Partnership
                                             (REGISTRANT)
                                             By:      Polaris Investment
                                                      Management Corporation
                                                      General Partner




       March 25, 1996                       By:      /S/ James W. Linnan
---------------------------                          -------------------
           Date                                      James W. Linnan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                               Title                        Date

/S/James W. Linnan       President and Director of Polaris        March 25, 1996
------------------       Investment Management Corporation,       --------------
(James W. Linnan)        General Partner of the Registrant



/S/Norman C. T. Liu      Vice President and Director of Polaris   March 25, 1996
-------------------      Investment Management Corporation,       --------------
(Norman C. T. Liu)       General Partner of the Registrant



/S/Marc A. Meiches       Chief Financial Officer of Polaris       March 25, 1996
------------------       Investment Management Corporation,       --------------
(Marc A. Meiches)        General Partner of the Registrant