Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND V
filed 1996-05-10
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________


                                  FORM 10-Q

                              __________________



          _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  ___ to ___

                              ___________________


                         Commission File No. 33-21977

                              ___________________


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



                          Yes __X__           No ____







                      This document consists of 14 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                      INDEX



Part I.  Financial Information                                          Page

      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995.............................................3

         b) Statements of Operations - Three Months Ended
            March 31, 1996 and 1995.......................................4

         c) Statements of Changes in Partners' Capital
            (Deficit) -Year Ended December 31, 1995
            and Three Months Ended March 31, 1996.........................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995.................................6

         e) Notes to Financial Statements.................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............10



Part II. Other Information

      Item 1.  Legal Proceedings.........................................12

      Item 6.  Exhibits and Reports on Form 8-K..........................13

      Signature..........................................................14

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 22,622,663     $ 20,842,611

RENT AND OTHER RECEIVABLES                            2,733,749        3,215,421

NOTES RECEIVABLE, net of allowance for credit
 losses of $255,001 in 1996 and $376,905 in 1995         -               386,457

AIRCRAFT, net of accumulated depreciation of
 $105,334,171 in 1996 and $102,154,767 in 1995      111,197,298      114,376,702
                                                   ------------     ------------

                                                   $136,553,710     $138,821,191
                                                   ============     ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    235,198     $    793,901

ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                             48,047          167,547

SECURITY DEPOSITS                                       269,000          269,000

MAINTENANCE RESERVES                                  3,784,750        3,139,136
                                                   ------------     ------------

      Total Liabilities                               4,336,995        4,369,584
                                                   ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                      (888,521)        (866,147)
 Limited Partners, 500,000 units
    issued and outstanding                          133,105,236      135,317,754
                                                   ------------     ------------

      Total Partners' Capital                       132,216,715      134,451,607
                                                   ------------     ------------

                                                   $136,553,710     $138,821,191
                                                   ============     ============


       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended March 31,
                                                ----------------------------

                                                   1996             1995
                                                   ----             ----
REVENUES:
  Rent from operating leases                    $3,546,529       $3,219,809
  Interest                                         291,667          293,468
  Gain on sale of aircraft                         121,904          143,533
                                                ----------       ----------

       Total Revenues                            3,960,100        3,656,810
                                                ----------       ----------

EXPENSES:
  Depreciation                                   3,179,404        3,527,195
  Management fees to general partner               177,326          160,990
  Operating                                          2,666          269,608
  Administration and other                          57,818           60,496
                                                ----------       ----------

       Total Expenses                            3,417,214        4,018,289
                                                ----------       ----------

NET INCOME (LOSS)                               $  542,886       $ (361,479)
                                                ==========       ==========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                        $  255,404       $  246,360
                                                ==========       ==========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                           $  287,482       $ (607,839)
                                                ==========       ==========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                      $     0.57       $    (1.22)
                                                ==========       ==========


       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1995 and
                                           Three Months Ended March 31, 1996
                                           ---------------------------------

                                         General       Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance, December 31, 1994            $ (624,991)    $159,182,168  $158,557,177

  Net income (loss)                      869,955      (13,864,414)  (12,994,459)

  Cash distributions to partners      (1,111,111)     (10,000,000)  (11,111,111)
                                      ----------     ------------  ------------

Balance, December 31, 1995              (866,147)     135,317,754   134,451,607

  Net income                             255,404          287,482       542,886

  Cash distributions to partners        (277,778)      (2,500,000)   (2,777,778)
                                      ----------     ------------  ------------

Balance, March 31, 1996               $ (888,521)    $133,105,236  $132,216,715
                                      ==========     ============  ============


       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                         1996         1995
                                                         ----         ----

OPERATING ACTIVITIES:
  Net income (loss)                                  $   542,886 $  (361,479)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                       3,179,404   3,527,195
    Gain on sale of aircraft                            (121,904)   (143,533)
    Changes in operating assets and liabilities:
      Decrease (increase) in rent and other
        receivables                                      481,672    (486,070)
      Increase (decrease) in payable to affiliates      (558,703)  1,861,793
      Decrease in accounts payable and
        accrued liabilities                             (119,500)   (815,719)
      Increase (decrease) in maintenance reserves        645,614    (610,186)
                                                     ----------- -----------
        Net cash provided by operating activities      4,049,469   2,972,001
                                                     ----------- -----------

INVESTING ACTIVITIES:
  Principal payments on notes receivable                 386,457      17,732
  Principal payments on finance sale of aircraft         121,904     143,533
                                                     ----------- -----------

        Net cash provided by investing activities        508,361     161,265
                                                     ----------- -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                      (2,777,778) (2,777,778)
                                                     ----------- -----------

        Net cash used in financing activities         (2,777,778) (2,777,778)
                                                     ----------- -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                          1,780,052     355,488

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 20,842,611  18,725,876
                                                     ----------- -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $22,622,663 $19,081,364
                                                     =========== ===========


       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund V's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the note receivable from Empresa de Transporte Aereo del Peru S.A. (Aeroperu) is zero due to a recorded allowance for credit losses equal to the balance of the note. As of March 31, 1996, the aggregate fair value of the Aeroperu notes receivable was estimated to be approximately $150,000.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


2.    Lease to ATA

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for three Boeing 727-200 Advanced aircraft. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although rental revenue is to be recognized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership three unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership sold these aircraft as discussed in Note 3 and in the Form 10-K.

Under the ATA lease, the Partnership may be required to finance up to three aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. The Partnership has received all scheduled payments due under the note. The balance of the note at December 31, 1995 was $386,457. ATA paid the Partnership the remaining note balance in full in March 1996.


3.    Sale to Aeroperu

     In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease (Note 2). The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue is recognized as payments are received. The remaining balance of the security deposit posted by Aeroperu will be applied to the last installment due August 1996, at which time title to the aircraft will transfer to Aeroperu. During the three months ended March 31, 1996, the Partnership received principal and interest payments from Aeroperu totaling $132,000, of which $121,904 was recorded as gain on sale in the statement of operations for the three months ended March 31, 1996. The notes receivable and corresponding allowances for credit losses are reduced by the principal portion of payments received. As of March 31, 1996, Aeroperu had not paid to the Partnership the monthly payments due for February and March 1996 (Note 5). The balances of the notes receivable and corresponding allowances for credit losses were $255,001 and $376,905 as of March 31, 1996 and December 31, 1995, respectively.

4.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended      Payable at
                                            March 31, 1996      March 31, 1996
                                            --------------      --------------

Aircraft Management Fees                       $  208,126          $107,677

Out-of-Pocket Administrative Expense
   Reimbursement                                  103,753           127,521

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement              604,134            -
                                               ----------          --------

                                               $  916,013          $235,198
                                               ==========          ========



5.    Subsequent Event

American International Airways Limited (AIA) Lease - The lease of one Boeing 747-100 Special Freighter with AIA expired on March 31, 1996. The lease was extended for two months through May 31, 1996. The Partnership is currently in discussions with AIA to extend the lease beyond the two-month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund V (the Partnership) owns a portfolio of 16 used commercial jet aircraft, including two such aircraft that are subject to a conditional sale agreement as discussed below. The portfolio includes seven Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), one Boeing 747-100 Special Freighter aircraft leased to American International Airways Limited (AIA), and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo). In addition, the Partnership retains title to two Boeing 727-100 aircraft of the three such Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). The sale was financed by the Partnership and title will transfer to Aeroperu in August 1996 if Aeroperu performs its payment obligations. The Partnership sold the remaining former ATA Boeing 727-100 aircraft in August 1994.


Remarketing Update

AIA Lease - The lease of one Boeing 747-100 Special Freighter with AIA expired on March 31, 1996. The lease was extended for two months through May 31, 1996. The Partnership is currently in discussions with AIA to extend the lease beyond the two-month period.


Partnership Operations

The Partnership recorded net income of $542,886, or $0.57 per limited partnership unit, for the three months ended March 31, 1996, compared to a net loss of $361,479, or $1.22 per unit, for the same period in 1995. The significant improvement in operating results in the three months ended March 31, 1996 compared to the same period in 1995 is due primarily to slightly higher revenues combined with lower depreciation expense (as discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K) and lower operating expense in 1996.

Rental revenues, net of related management fees, increased slightly during the three months ended March 31, 1996 as compared to the same period in 1995. The leases of three Boeing 737-200 Advanced aircraft to Southwest expired in November 1995. The leases were extended for a period of approximately one year at 136% of the prior lease rate. In addition, the Partnership recognized decreased revenues during the first quarter of 1995 on the Boeing 747- 100 Special Freighter aircraft on lease to AIA. This aircraft, which is leased at a variable rent based on usage, underwent certain maintenance and modification work for approximately 35 days during the first quarter of 1995 and recorded no flight hours, thus generating no rental revenue, during this maintenance period.

Further impacting the improved operating results in the first quarter of 1996 as compared to the same period in 1995 was a decline in operating expenses during the first quarter of 1996. Operating expenses during the three months ended March 31, 1995 include heavy maintenance costs of approximately $267,000 that the Partnership incurred on the two Boeing 727-200 Advanced aircraft leased to Sun Country in accordance with the lease. Current year operating expenses were minimal in comparison.

Liquidity and Cash Distributions

Liquidity -The Partnership continues to receive all lease payments on a current basis, with the exception of payments due from Aeroperu, which have not been made on a timely basis. The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve payments aggregate $3,784,750 as of March 31, 1996.

The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft, to cover the potential costs of remarketing the Boeing 747-100 Special Freighter aircraft currently on lease to AIA, and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1996 and 1995 were $2,500,000, or $5.00 per limited partnership unit, for each period. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country, Polar Air Cargo and AIA, the receipt of sale proceeds from Aeroperu, and the Partnership's success in remarketing or extending the lease for the Boeing 747-100 Special Freighter aircraft that is currently on lease to AIA.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

     On or about April 9, 1996, a summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

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

                                   POLARIS AIRCRAFT INCOME FUND V,
                                   A California Limited Partnership
                                   (Registrant)
                                   By:  Polaris Investment
                                        Management Corporation,
                                        General Partner




         May 8, 1996                    By:  /S/Marc A. Meiches
- -----------------------------                ------------------
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