Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND V
filed 1996-08-12
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             ----------------------

                          Commission File No. 33-21977

                             ----------------------



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



                             Yes _X_           No ___







                       This document consists of 14 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX



Part I.    Financial Information                                          Page

        Item 1.   Financial Statements

           a)  Balance Sheets - June 30, 1996 and
               December 31, 1995.............................................3

           b)  Statements of Operations - Three and Six Months
               Ended June 30, 1996 and 1995..................................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) -Year Ended December 31, 1995
               and Six Months Ended June 30, 1996............................5

           d)  Statements of Cash Flows - Six Months
               Ended June 30, 1996 and 1995..................................6

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

        Signature ..........................................................14

                          Part I. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $  23,644,302   $  20,842,611

RENT AND OTHER RECEIVABLES                            2,018,434       3,215,421

NOTES RECEIVABLE, net of allowance for credit
  losses of $43,564 in 1996 and $376,905 in 1995     13,000,000         386,457

AIRCRAFT, net of accumulated depreciation of
  $92,632,661 in 1996 and $102,154,767 in 1995       87,432,705     114,376,702
                                                  -------------   -------------

                                                  $ 126,095,441   $ 138,821,191
                                                  =============   =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $     303,111   $     793,901

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           251,618         167,547

SECURITY DEPOSITS                                       269,000         269,000

MAINTENANCE RESERVES                                  1,356,753       3,139,136
                                                  -------------   -------------

       Total Liabilities                              2,180,482       4,369,584
                                                  -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                      (971,564)       (866,147)
  Limited Partners, 500,000 units
    issued and outstanding                          124,886,523     135,317,754
                                                  -------------   -------------

       Total Partners' Capital                      123,914,959     134,451,607
                                                  -------------   -------------

                                                  $ 126,095,441   $ 138,821,191
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                       --------                 --------

                                  1996         1995        1996         1995
                                  ----         ----        ----         ----
REVENUES:
  Rent from operating
    leases                  $  3,298,099 $  3,592,129 $  6,844,628 $  6,811,938
  Interest                       255,189      285,909      546,856      579,377
  Gain on sale of aircraft       211,436      149,361      333,340      292,894
                            ------------ ------------ ------------ ------------

         Total Revenues        3,764,724    4,027,399    7,724,824    7,684,209
                            ------------ ------------ ------------ ------------

EXPENSES:
  Depreciation and
    amortization               9,015,817    3,527,195   12,195,221    7,054,390
  Management fees to
    general partner              164,905      179,607      342,231      340,597
  Operating                        3,180       20,765        5,846      290,373
  Administration and other       104,800      106,712      162,618      167,208
                            ------------ ------------ ------------ ------------

         Total Expenses        9,288,702    3,834,279   12,705,916    7,852,568
                            ------------ ------------ ------------ ------------

NET INCOME (LOSS)           $ (5,523,978)$    193,120 $ (4,981,092)$   (168,359)
                            ============ ============ ============ ============

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER    $    194,735 $    251,907 $    450,139 $    498,267
                            ============ ============ ============ ============

NET LOSS ALLOCATED
  TO LIMITED PARTNERS       $ (5,718,713)$    (58,787)$ (5,431,231)$   (666,626)
                            ============ ============ ============ ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT          $     (11.43)$      (0.11)$     (10.86)$      (1.33)
                            ============ ============ ============ ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 1995 and
                                         Six Months Ended June 30, 1996
                                         ------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----

Balance, December 31, 1994        $    (624,991)  $ 159,182,168   $ 158,557,177

  Net income (loss)                     869,955     (13,864,414)    (12,994,459)

  Cash distributions to partners     (1,111,111)    (10,000,000)    (11,111,111)
                                  -------------   -------------   -------------

Balance, December 31, 1995             (866,147)    135,317,754     134,451,607

  Net income (loss)                     450,139      (5,431,231)     (4,981,092)

  Cash distributions to partners       (555,556)     (5,000,000)     (5,555,556)
                                  -------------   -------------   -------------

Balance, June 30, 1996            $    (971,564)  $ 124,886,523   $ 123,914,959
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         1996           1995
                                                         ----           ----

OPERATING ACTIVITIES:
  Net loss                                          $ (4,981,092)  $   (168,359)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation                                     12,195,221      7,054,390
     Gain on sale of aircraft                           (333,340)      (292,894)
     Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
         receivables                                   1,196,987       (929,411)
        Increase (decrease) in payable to affiliates    (490,790)       181,084
        Increase (decrease) in accounts payable and
         accrued liabilities                              84,071     (1,300,800)
        Decrease in maintenance reserves              (1,782,383)      (908,968)
                                                    ------------   ------------

         Net cash provided by operating activities     5,888,674      3,635,042
                                                    ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                       1,748,776           --
  Principal payments on notes receivable                 386,457         35,607
  Principal payments on finance sale of aircraft         333,340        292,894
                                                    ------------   ------------

         Net cash provided by investing activities     2,468,573        328,501
                                                    ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                      (5,555,556)    (5,555,556)
                                                    ------------   ------------

         Net cash used in financing activities        (5,555,556)    (5,555,556)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                          2,801,691     (1,592,013)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 20,842,611     18,725,876
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 23,644,302   $ 17,133,863
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the note receivable from Empresa de Transporte Aereo del Peru S.A. (Aeroperu) is zero as of June 30, 1996 and December 31, 1995 due to a recorded allowance for credit losses equal to the balance of the note. Aeroperu paid the note in full in July 1996 as discussed in Note 6.

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

In June 1996, the Partnership sold the Boeing 747-100 Special Freighter that was previously on lease to American International Airways Limited (AIA) as discussed in Note 4. Upon review in the second quarter of 1996, it was determined that certain maintenance work on three out of four of the aircraft's engines, aggregating approximately $5,000,000, would be required to remarket this aircraft for re-lease. The Partnership determined that a sale of the aircraft would maximize the projected economic return on the aircraft to the Partnership. During the second quarter of 1996, the Partnership reviewed the aircraft for impairment based on the projected discounted cash flow generated from the aircraft sale. Previous estimates of cash flow for this aircraft were based on the continued lease of the aircraft through its estimated economic life. As a result, the Partnership recognized an impairment loss of approximately $5,836,000 during the second quarter of 1996.


2.     Lease to ATA

As discussed in the Form 10-K, under the ATA lease, the Partnership may be required to finance up to three aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. The Partnership has received all scheduled payments due under the note. The balance of the note at December 31, 1995 was $386,457. ATA paid the Partnership the remaining note balance in full in March 1996.


3.     Sale to Aeroperu

In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease, as discussed in the Form 10-K. The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue is recognized as payments are received. During the three and six months ended June 30, 1996, the Partnership received principal and interest payments due from Aeroperu totaling $220,000 and $352,000, respectively, of which $211,436 and $333,340 was recorded as gain on sale in the statement of operations for the three and six months ended June 30, 1996, respectively. The notes receivable and corresponding allowances for credit losses are reduced by the principal portion of payments received. The balances of the notes receivable and corresponding allowances for credit losses were $43,564 and $376,905 as of June 30, 1996 and December 31, 1995, respectively. The remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu, as discussed in Note 6.

4.     Sale to AIA

The lease of one Boeing 747-100 Special Freighter with AIA was originally scheduled to expire on March 31, 1996. The lease was extended through May 31, 1996. In June 1996, the Partnership sold the aircraft to AIA for $13.0 million. In addition, the Partnership retained maintenance reserves aggregating approximately $1,749,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. The Partnership agreed to accept payment of the sale price, with interest at a rate of 10% per annum, in sixty equal monthly installments beginning July 1996.

As discussed in Note 1, in accordance with FAS 121, the Partnership recognized an impairment loss of approximately $5,836,000 on this aircraft which was recorded as additional depreciation expense during the second quarter of 1996. The Partnership recorded no gain or loss on the sale as the net book value of the aircraft (subsequent to the FAS 121 impairment adjustment) equaled the aggregate of the aircraft sale price and the aircraft's maintenance reserve balance.


5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended   Payable at
                                            June 30, 1996    June 30, 1996
                                            -------------    -------------

Aircraft Management Fees                       $168,121          $104,461

Out-of-Pocket Administrative Expense
    Reimbursement                                89,968            74,294

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement           179,201           124,356
                                               --------          --------

                                               $437,290          $303,111
                                               ========          ========


6.     Subsequent Event

In July 1996, the Partnership received the final payments due from Aeroperu for the sale of two Boeing 727-100 aircraft as discussed in Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund V (the Partnership) owns a portfolio of 13 used commercial jet aircraft. The portfolio includes seven Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo). The Partnership sold two Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996. As discussed below, the Partnership sold one Boeing 747-100 Special Freighter aircraft to its former lessee American International Airways Limited (AIA) in June 1996.


Remarketing Update

Sale of Boeing 747-100 Special Freighter to AIA - In June 1996, the Partnership sold one Boeing 747-100 Special Freighter aircraft to AIA for $13.0 million.
Note 4 to the financial statements contains a discussion of this sale transaction.

Boeing 737-200 Advanced aircraft leased to Southwest - The leases of three Boeing 737-200 Advanced aircraft to Southwest are scheduled to expire in October and December 1996. Southwest has notified the Partnership of its intention to return these aircraft to the Partnership upon expiration of the leases. The Partnership is currently remarketing these aircraft for sale or re-lease. During any off-lease period, the Partnership will be responsible for all costs associated with the remarketing and storage of these aircraft, which cannot be estimated at this time.

Boeing  727-200  Advanced  aircraft  leased to Sun  Country - The  leases of two
Boeing 727-200 Advanced aircraft to Sun Country were scheduled to expire in September and October 1996. Sun Country has notified the Partnership that it is exercising its option under the leases to extend the leases for the two aircraft for a period of one-year at the existing lease rates. Under the terms of the leases, Sun Country is entitled to extend the leases for up to three additional one-year periods at the existing lease rates.


Partnership Operations

The Partnership recorded a net loss of $5,523,978, or $11.43 per limited partnership unit, for the three months ended June 30, 1996, compared to net income of $193,120, or an allocated net loss of $0.11 per unit, for the same period in 1995. The Partnership recorded a net loss of $4,981,092, or $10.86 per limited partnership unit, for the six months ended June 30, 1996, compared to a net loss of $168,359, or $1.33 per unit, for the same period in 1995. The significant decline in operating results for the three and six months ended June 30, 1996 compared to the same periods in 1995 is due primarily to increased depreciation expense recognized during the second quarter of 1996.

As discussed above, in June 1996, the Partnership sold one Boeing 747-100 Special Freighter aircraft to AIA. In accordance with Statement of Financial Accounting Standards No. 121 as discussed in Note 1 to the financial statements, the Partnership recognized an impairment loss of approximately $5,836,000 on this aircraft which was recorded as additional depreciation expense during the second quarter of 1996.

Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve payments aggregate $1,356,753 as of June 30, 1996.

The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft, to cover the costs of remarketing the three Boeing 737-200 Advanced aircraft currently on lease to Southwest through October and December 1996, and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

In July 1996, the purchase of two engines was approved by the Partnership to replace two unserviceable engines on the Boeing 747-100 Special Freighter aircraft currently on lease to Polar Air Cargo, Inc. The Partnership, as required in the lease, is responsible to overhaul or replace these two engines. The estimated aggregate cost of the two replacement engines of approximately $2.75 million has been determined to be less than the estimated cost to repair the engines.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1996 and 1995 were $2,500,000, or $5.00 per limited partnership unit, for each period. Cash distributions to limited partners during the six months ended June 30, 1996 and 1995 were $5,000,000, or $10.00 per limited partnership unit, for each period. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential maintenance and remarketing costs associated with the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country and Polar Air Cargo and the Partnership's success in remarketing the three Boeing 737-200 Advanced aircraft currently on lease to Southwest.

                           Part II. Other Information
                           --------------------------


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.

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

                                        POLARIS AIRCRAFT INCOME FUND V,
                                        A California Limited Partnership
                                        (Registrant)
                                        By: Polaris Investment
                                            Management Corporation,
                                            General Partner




         August 8, 1996                     By: /S/Marc A. Meiches
- --------------------------------                ------------------
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