Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND V
filed 1996-11-14
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX



Part I.    Financial Information                                          Page

        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995............................................3

           b)  Statements of Operations - Three and Nine Months
               Ended September 30, 1996 and 1995............................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) -Year Ended December 31, 1995
               and Nine Months Ended September 30, 1996.....................5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995............................6

           e)  Notes to Financial Statements................................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............11



Part II.   Other Information

        Item 1.   Legal Proceedings........................................13

        Item 5.   Other Information........................................14

        Item 6.   Exhibits and Reports on Form 8-K.........................14

        Signature .........................................................15

                          Part I. Financial Information
                          -----------------------------

Item 1. Financial Statements


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $  20,526,746   $  20,842,611

RENT AND OTHER RECEIVABLES                            2,103,796       3,215,421

NOTES RECEIVABLE, net of allowance for
  credit losses of $0 in 1996 and $376,905 in 1995   12,809,491         386,457

AIRCRAFT, net of accumulated depreciation of
  $103,394,464 in 1996 and $102,154,767 in 1995      79,420,902     114,376,702
                                                  -------------   -------------

                                                  $ 114,860,935   $ 138,821,191
                                                  =============   =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $     525,702   $     793,901

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            44,178         167,547

SECURITY DEPOSITS                                       225,000         269,000

MAINTENANCE RESERVES                                    578,653       3,139,136
                                                  -------------   -------------

       Total Liabilities                              1,373,533       4,369,584
                                                  -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (1,075,864)       (866,147)
  Limited Partners, 500,000 units
    issued and outstanding                          114,563,266     135,317,754
                                                  -------------   -------------

       Total Partners' Capital                      113,487,402     134,451,607
                                                  -------------   -------------

                                                  $ 114,860,935   $ 138,821,191
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                           POLARIS AIRCRAFT INCOME FUND V,
                          A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                            -------------              -------------

                                         1996          1995          1996          1995
                                         ----          ----          ----          ----
REVENUES:
  Rent from operating leases        $  3,134,289  $  4,110,379  $  9,978,917  $ 10,922,317
  Interest                               623,105       267,040     1,169,961       846,417
  Gain on sale of aircraft                43,565        76,940       376,905       369,834
  Other                                    3,880          --           3,880          --
                                    ------------  ------------  ------------  ------------

           Total Revenues              3,804,839     4,454,359    11,529,663    12,138,568
                                    ------------  ------------  ------------  ------------

EXPENSES:
  Depreciation and amortization       10,761,803     3,527,196    22,957,024    10,581,586
  Management fees to general partner     156,715       205,519       498,946       546,116
  Operating                              463,613        26,484       469,459       316,857
  Administration and other                72,488        74,662       235,106       241,870
                                    ------------  ------------  ------------  ------------

           Total Expenses             11,454,619     3,833,861    24,160,535    11,686,429
                                    ------------  ------------  ------------  ------------

NET INCOME (LOSS)                   $ (7,649,780) $    620,498  $(12,630,872) $    452,139
                                    ============  ============  ============  ============

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER            $    173,477  $    256,179  $    623,616  $    754,446
                                    ============  ============  ============  ============

NET INCOME (LOSS)
  ALLOCATED TO
  LIMITED PARTNERS                  $ (7,823,257) $    364,319  $(13,254,488) $   (302,307)
                                    ============  ============  ============  ============

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT          $     (15.65) $       0.73  $     (26.51) $      (0.60)
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

                                                4

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                       Nine Months Ended September 30, 1996
                                       ------------------------------------

                                      General         Limited
                                      Partner         Partners        Total
                                      -------         --------        -----

Balance, December 31, 1994        $    (624,991)  $ 159,182,168   $ 158,557,177

  Net income (loss)                     869,955     (13,864,414)    (12,994,459)

  Cash distributions to partners     (1,111,111)    (10,000,000)    (11,111,111)
                                  -------------   -------------   -------------

Balance, December 31, 1995             (866,147)    135,317,754     134,451,607

  Net income (loss)                     623,616     (13,254,488)    (12,630,872)

  Cash distributions to partners       (833,333)     (7,500,000)     (8,333,333)
                                  -------------   -------------   -------------

Balance, September 30, 1996       $  (1,075,864)  $ 114,563,266   $ 113,487,402
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                              POLARIS AIRCRAFT INCOME FUND V,
                             A California Limited Partnership

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                           Nine Months Ended September 30,
                                                           -------------------------------

                                                                1996             1995
                                                                ----             ----
OPERATING ACTIVITIES:
  Net income (loss)                                         $(12,630,872)  $    452,139
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                             22,957,024     10,581,586
     Gain on sale of aircraft                                   (376,905)      (369,834)
     Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
         receivables                                           1,111,625       (925,274)
        Increase (decrease) in payable to affiliates            (268,199)        18,560
        Decrease in accounts payable and
         accrued liabilities                                    (123,369)    (1,355,935)
        Increase (decrease) in security deposits                 (44,000)        75,000
        Decrease in maintenance reserves                      (2,560,483)       (84,709)
                                                            ------------   ------------

         Net cash provided by operating activities             8,064,821      8,391,533
                                                            ------------   ------------

INVESTING ACTIVITIES:
  Increase in notes receivable                                  (146,646)          --
  Proceeds from sale of aircraft                               1,748,776           --
  Principal payments on notes receivable                         386,457         54,071
  Principal payments on finance sale of aircraft                 714,060        369,834
  Increase in aircraft capitalized costs                      (2,750,000)          --
                                                            ------------   ------------

         Net cash provided by (used in) investing activities     (47,353)       423,905
                                                            ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                              (8,333,333)    (8,333,333)
                                                            ------------   ------------

         Net cash used in financing activities                (8,333,333)    (8,333,333)
                                                            ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                   (315,865)       482,105

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         20,842,611     18,725,876
                                                            ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                             $ 20,526,746   $ 19,207,981
                                                            ============   ============

             The accompanying notes are an integral part of these statements.

                                            6

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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The Partnership's notes receivables discussed in Notes 4 and 6 approximate their estimated fair value.

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

In June 1996, the Partnership sold the Boeing 747-100 Special Freighter that was previously on lease to American International Airways Limited (AIA) as discussed in Note 4. Upon review of the aircraft in the second quarter of 1996, it was determined that certain maintenance work on three out of four of the aircraft's engines, aggregating approximately $5,000,000, would be required to remarket this aircraft for re-lease. The Partnership determined that a sale of the aircraft would maximize the projected economic return on the aircraft to the Partnership. During the second quarter of 1996, the Partnership reviewed the aircraft for impairment based on the projected discounted cash flow generated from the aircraft sale. Previous estimates of cash flow for this aircraft were based on the continued lease of the aircraft through its estimated economic life. As a result, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of approximately $5,836,000 during the second quarter of 1996.

The leases of three Boeing 737-200 Advanced aircraft to Southwest Airlines Co. (Southwest) expire in October and December 1996. Southwest returned one of these aircraft to the Partnership in October 1996. Upon review of the condition of this aircraft, it was estimated that certain maintenance and modification work aggregating approximately $2.1 million would be required to remarket this aircraft for re-lease. The two additional aircraft that are to be returned to the Partnership in December 1996 will likely require similar maintenance and modifications to be re-leased. As a result, the Partnership has determined that a sale of these aircraft on an "as is/where is" basis would maximize the projected economic return on the three aircraft to the Partnership. The Partnership reviewed the three aircraft for impairment based on the projected discounted cash flows from a sale of the aircraft. Previous estimates of cash flow for these aircraft were based on the continued lease of the aircraft through their estimated economic life. As a result, in accordance with SFAS No. 121, the Partnership recognized an impairment loss for the three aircraft of approximately $8.2 million during the third quarter of 1996.


2.     Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, under the ATA lease, the Partnership may be required to finance up to three aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. The balance of the note at December 31, 1995 was $386,457. The Partnership has received all scheduled payments due under the note which was paid in full in March 1996.


3.     Sale to Empresa de Transporte Aereo del Peru S.A. (Aeroperu)

In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease, as discussed in the Form 10-K. The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue was recognized as payments were received. During the nine months ended September 30, 1996, the Partnership received all principal and interest payments due from Aeroperu. The Partnership recorded $43,565 and $376,905 as gain on sale in the statement of operations for the three and nine months ended September 30, 1996, respectively. The notes receivable and corresponding allowances for credit losses were reduced by the principal portion of payments received. The balances of the notes receivable and corresponding allowances for credit losses was $376,905 as of December 31, 1995. In July 1996, the Partnership received the final payments due from Aeroperu and the remaining balance of the security deposits posted by Aeroperu was applied to the last installment due from Aeroperu.


4.     Sale to AIA

The lease of one Boeing 747-100 Special Freighter with AIA was originally scheduled to expire on March 31, 1996. The lease was extended through May 31, 1996. In June 1996, the Partnership sold the aircraft to AIA for $13.0 million. In addition, the Partnership retained maintenance reserves aggregating approximately $1,749,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. The Partnership agreed to accept payment of the sale price, with interest at a rate of 10% per annum, in sixty equal monthly installments beginning July 1996. The note receivable balance as of September 30, 1996 was $12,662,845.

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


5.     Engine Purchase

In September 1996, the Partnership purchased two refurbished engines to replace two inoperable engines on the Boeing 747-100 Special Freighter aircraft currently on lease to Polar Air Cargo, Inc. (Polar Air Cargo). The Partnership, as required in the lease, was responsible to overhaul or replace these two inoperable engines. The aggregate cost of the two replacement engines was $2.75 million, which was determined to be less than the estimated cost to repair the inoperable engines. The Partnership capitalized the cost of the two refurbished engines to be depreciated over the remaining estimated useful life of the aircraft. The Partnership sold one of the inoperable engines in October 1996 as discussed in Note 8. The second inoperable engine was transferred to a maintenance facility in settlement of disputed claims.


6.      Polar Air Cargo Modification Cost Sharing Agreement

As specified in the Partnership's lease of one Boeing 747-100 Special Freighter aircraft to Polar Air Cargo, the Partnership is required to share in the cost of certain modification work on the aircraft. The Partnership recognized approximately $200,000 of these modification costs as operating expense in the three and nine months ended September 30, 1996. In addition, as specified in the lease, the Partnership loaned Polar Air Cargo a portion of its share of the modification costs to be repaid by Polar Air Cargo in 36 monthly installments through January 1999. The balance of the note receivable at September 30, 1996 was $146,646.

7.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                          Payments for the
                                         Three Months Ended       Payable at
                                         September 30, 1996   September 30, 1996
                                         ------------------   ------------------

Aircraft Management Fees                     $  537,570          $   99,853

Out-of-Pocket Administrative Expense
    Reimbursement                               272,303              76,990

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement           784,223             348,859
                                             ----------          ----------

                                             $1,594,096          $  525,702
                                             ==========          ==========



8.     Subsequent Event

Sale of Inoperable Engine - The Partnership sold one of the inoperable engines from the Boeing 747-100 Special Freighter aircraft on lease to Polar Air Cargo, as discussed in Note 5, in October 1996 for $150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund V (the Partnership) owns a portfolio of 13 used commercial jet aircraft. The portfolio includes six Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); one Boeing 737-200 Advanced aircraft formerly leased to Southwest; three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo). The Partnership sold two Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996. The Partnership sold one Boeing 747-100 Special Freighter aircraft to its former lessee American International Airways Limited (AIA) in June 1996.


Remarketing Update

Boeing  737-200  Advanced  aircraft  leased to  Southwest  - The leases of three
Boeing 737-200 Advanced aircraft to Southwest expire in October and December 1996. Southwest returned one of these aircraft to the Partnership upon expiration of the lease in October 1996. Southwest paid to the Partnership
$155,695 in lieu of meeting certain return conditions specified in the lease. Upon review of the condition of this aircraft, it was determined that certain maintenance and modification work aggregating approximately $2.1 million would be required to remarket this aircraft for re-lease. The two additional aircraft that are to be returned to the Partnership in December 1996 will likely require similar maintenance and modifications to be re-leased. As a result, the Partnership has determined that a sale of these aircraft on an "as is/where is" basis would maximize the projected economic return on the three aircraft to the Partnership. The Partnership reviewed the three aircraft for impairment based on the projected discounted cash flows from a sale of the aircraft. Previous estimates of cash flow for these aircraft were based on the continued lease of the aircraft through their estimated economic life. As a result, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Partnership recognized an impairment loss for the three aircraft of approximately $8.2 million during the third quarter of 1996.

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


Partnership Operations

The Partnership recorded a net loss of $7,649,780, or $15.65 per limited partnership unit, for the three months ended September 30, 1996, compared to net income of $620,498, or $0.73 per unit, for the same period in 1995. The Partnership recorded a net loss of $12,630,872, or $26.51 per limited partnership unit, for the nine months ended September 30, 1996, compared to net income of $452,139, or an allocated net loss of $0.60 per unit, for the same period in 1995. The significant decline in operating results for the three and nine months ended September 30, 1996 compared to the same periods in 1995 is due primarily to a decrease in rental revenues during 1996 combined with substantially increased depreciation expense recognized during the second and third quarters of 1996.

In June 1996, the Partnership sold one Boeing 747-100 Special Freighter aircraft to AIA upon expiration of its lease. The Partnership recognized no additional rental revenue on this aircraft subsequent to June 1996. As discussed in Note 1 to the financial statements, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of approximately $5,836,000 on this aircraft which was recorded as additional depreciation expense during the second quarter of 1996.

As discussed above, the Partnership recognized additional depreciation expense aggregating approximately $8.2 million during the third quarter of 1996 on three aircraft leased or formerly leased to Southwest.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve payments aggregate $578,653 as of September 30, 1996.

The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft, to cover the costs of remarketing the three Boeing 737-200 Advanced aircraft on lease to Southwest through October and December 1996, and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

As discussed in Note 5 to the financial statements, in September 1996, the Partnership purchased two refurbished engines to replace two inoperable engines on the Boeing 747-100 Special Freighter aircraft currently on lease to Polar Air Cargo. The Partnership, as required in the lease, was responsible to overhaul or replace these two inoperable engines. The aggregate cost of the two replacement engines was $2.75 million, which was determined to be less than the estimated cost to repair the inoperable engines. As discussed in Note 8 to the financial statements, the Partnership sold one of the inoperable engines in October 1996 for $150,000.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1996 and 1995 were $2,500,000, or $5.00 per limited partnership unit, for each period. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $7,500,000, or $15.00 per limited partnership unit, for each period. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential maintenance and remarketing costs associated with the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country and Polar Air Cargo and the Partnership's success in remarketing the three Boeing 737-200 Advanced aircraft leased or formerly leased to Southwest.

                           Part II. Other Information
                           --------------------------


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.

Item 5.      Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



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




        November 12, 1996                 By:   /S/Marc A. Meiches
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