Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND V
filed 1997-03-31
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                           ---------------------------


          _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to

                          Commission File No. 33-21977

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                               94-3068259
       -------------------------------             ---------------------
       (State or other jurisdiction of            (IRS Employer I.D. No.)
       incorporation or organization)

      201 Mission Street, 27th Floor, San Francisco, California     94105
      ---------------------------------------------------------     -----
              (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 47 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Sun Country Airlines (Sun Country), American Trans Air, Inc. (ATA), Southwest Airlines Co. (Southwest), and Polar Air Cargo, Inc. (Polar Air Cargo) as of December 31, 1996:

                                             Number of    Lease
Lessee           Aircraft Type                Aircraft  Expiration  Renewal Options (1)
------           -------------                --------  ----------  -------------------------
Sun Country      Boeing 727-200 Advanced          1      9/97 (2)   up to three consecutive
                 Boeing 727-200 Advanced          1     10/97 (2)   one-year periods for both
                                                                    aircraft.


ATA              Boeing 727-200 Advanced          2      2/00 (3)   up to three one-year
                 Boeing 727-200 Advanced          1      3/00 (3)   periods

Southwest        Boeing 737-200 Advanced          4      9/98 (4)   none

Polar Air Cargo  Boeing 747-100 Special Freighter 1      1/99 (5)   none

(1) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

(2) These aircraft, formerly on lease to Alaska Airlines, Inc. (Alaska), were leased to Sun Country for three years beginning in October 1993. Alaska had notified the Partnership of its desire to early terminate its leases, which were scheduled to expire in May 1994, if a new lessee could be found. The new lease rate with Sun Country is approximately 43% of the prior Alaska rate. However, Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term. The Partnership agreed to share in the cost of certain heavy maintenance work on the aircraft as discussed in Note 3 to the financial statements (Item 8). Sun Country extended its leases for one year at the original rates.

(3) These aircraft were formerly leased to USAir Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease includes an eleven month rent suspension period beginning on the delivery dates in February and March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $657,000 and may be required to finance certain aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $7.8 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $556,000 to ATA in 1993 to finance the purchase by ATA of one spare engine. ATA transferred to the Partnership three unencumbered Boeing 727-100 aircraft in 1993 as part of the lease transaction. Two of the aircraft were subject to a conditional sale agreement that was paid in full in July 1996 and the third was sold in August 1994, as discussed in Notes 3 and 4 to the financial statements (Item 8).

(4) The original leases were extended for a four-year period beyond the initial lease expiration date in September 1994 at approximately 39% of the original lease rates.

(5) This aircraft, formerly leased to Federal Express Corporation (Federal Express), was leased to Southern Air Transport, Inc. (SAT) at a variable rate based on usage from June 1993 until January 1999, although SAT or the Partnership had the right to early terminate the lease with 30 days prior written notice. In August 1994, the
         Partnership exercised its right to terminate its lease with SAT and simultaneously re-leased the aircraft under the same terms and conditions to Polar Air Cargo. SAT had been utilizing the aircraft to provide service for Polar Air Cargo. The lease stipulates that the Partnership share in the cost of certain Airworthiness Directives
         (ADs),  which  cannot  be  estimated  at  this  time.  The  lease  also stipulates that the Partnership share in the cost of certain maintenance work on the aircraft, a portion of which may be drawn from maintenance reserves paid to the Partnership by SAT and Polar Air Cargo.

Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have also impacted the market for older Stage 2 aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.        Properties

At December 31, 1996, PAIF-V owned four Boeing 737-200 Advanced aircraft leased to Southwest, three Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 727-200 Advanced aircraft leased to Sun Country, one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, and three Boeing 737- 200 Advanced aircraft formerly leased and returned by Southwest in 1996 upon expiration of these leases. Except for the Boeing 747-100 Special Freighter, which qualifies as a Stage 3 aircraft with certain operating restrictions, the Partnership's entire fleet consists of Stage 2 aircraft. All leases are operating leases. The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                  Year of          Cycles
Aircraft Type                    Serial Number  Manufacture   As of 10/31/96 (1)
-------------                    -------------  -----------   ------------------

Boeing 727-200 Advanced              21345          1980          27,039
Boeing 727-200 Advanced              21601          1980          27,496
Boeing 727-200 Advanced              21999          1980          26,373
Boeing 727-200 Advanced              22162          1981          27,207
Boeing 727-200 Advanced              23014          1983          22,299
Boeing 737-200 Advanced              20925          1974          84,019

Boeing 737-200 Advanced              21117          1975          81,449
Boeing 737-200 Advanced              21262          1976          76,050
Boeing 737-200 Advanced              21447          1978          70,640
Boeing 737-200 Advanced              21448          1978          70,752
Boeing 737-200 Advanced              21533          1978          68,862
Boeing 737-200 Advanced              21534          1978          68,860
Boeing 747-100 Special Freighter     19733          1970          19,180

(1) Cycle information as of 12/31/96 was not available.


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

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

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

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non-Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

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

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.


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


b)       Number of Security Holders:

                                                    Number of Record Holders
                    Title of Class                  as of December 31, 1996
         -------------------------------        --------------------------------

         Depository Units Representing Assignments             15,259
         of Limited Partnership Interests:

         General Partnership Interest:                              1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning January 1989. Cash distributions to Unit Holders during 1996 and 1995 were $10,000,000 for each period. Cash distributions per limited partnership unit were $20.00 for each period.

Item 6.           Selected Financial Data

                                                  For the years ended December 31,
                                                  --------------------------------

                                  1996           1995           1994           1993          1992
                                  ----           ----           ----           ----          ----
Revenues                    $ 15,068,573   $  16,587,762   $  19,250,007   $ 20,287,874  $ 32,769,575

Net Income (Loss)            (52,832,080)    (12,994,459)    (10,061,522)     3,068,363    19,125,952

Net Income (Loss)
  allocated to Limited
  Partners                   (53,303,659)    (13,864,414)    (10,960,807)     1,787,805    16,058,980

Net Income (Loss) per
  Limited Partnership Unit       (106.61)         (27.73)         (21.92)          3.58         32.12

Cash Distributions per
  Limited Partnership
  Unit                             20.00           20.00           20.00          25.00         57.52

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                20.00           20.00           20.00          21.42         25.40


Total Assets                  72,594,268     138,821,191     164,045,656    184,220,856   191,004,365

Partners' Capital             70,508,416     134,451,607     158,557,177    179,729,810   190,550,336

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

                                            9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1996, Polaris Aircraft Income Fund V (the Partnership) owned a portfolio of 13 used commercial jet aircraft. The portfolio includes four Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), three Boeing 737-200 Advanced aircraft formerly leased and returned by Southwest in 1996 upon expiration of these leases, and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo).


Remarketing Update

Lease Extensions of Two Boeing 737-200 Advanced Aircraft to Sun Country - The leases of two Boeing 737-200 Advanced aircraft to Sun Country expired in September and October 1996 The leases were extended for a period of one year at the existing lease rate. Under the terms of the lease, Sun Country is entitled to extend the leases for up to three additional one year periods at the existing lease rates.

Remarketing of Aircraft - The leases of three Boeing 737-200 Advanced aircraft with Southwest, as discussed above, expired in October and December 1996 and the aircraft were returned. One of the aircraft was subsequently sold to Westjet as discussed below.

Sale to WestJet - In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest, to WestJet. The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit received in 1996 for a total sales price of $1,400,000.

Sale to AIA - The lease of one Boeing 747-100 Special Freighter with AIA was originally scheduled to expire in March 1996. The lease was extended until May 1996. Upon review of the aircraft in the second quarter of 1996, it was determined that certain maintenance work on three out of four of the aircraft's engines, aggregating approximately $5,000,000, would be required to remarket this aircraft for re-lease. The Partnership determined that a sale of the aircraft would maximize the projected economic return on the aircraft to the Partnership.

In June 1996, the Partnership sold the aircraft to AIA for $13.0 million. In addition, the Partnership retained maintenance reserves aggregating approximately $1,749,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. The Partnership agreed to accept payment of the sale price, with interest at a rate of 10% per annum, in sixty equal monthly installments beginning July 1996. The note receivable balance as of December 31, 1996 was $11,971,511. The carrying value of the note receivable approximates its estimated fair value.

The Partnership reviewed this aircraft for impairment based on the projected discounted cash flow generated from the aircraft sale. Previous estimates of cash flow for this aircraft were based on the continued lease of the aircraft through its estimated economic life. As a result, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of approximately $5.8 million on this aircraft during 1996. The Partnership recorded no gain or loss on the sale as the net book value of the aircraft (subsequent to the SFAS No. 121 impairment adjustment) equaled the aggregate of the aircraft sale price and the aircraft's maintenance reserve balance.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 12 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $46,188,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $5,203,540 of the Purchase Price in cash at the closing and the balance of $40,984,460 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the SPC of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of the definitive documentation legally binding the Purchaser and the Partnership to the transaction , even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


Partnership Operations

The Partnership recorded net losses of $52,832,080, $12,994,459 and $10,061,522, or $106.61, $27.73 and $21.92 per limited partnership unit for the years ended December 31, 1996, 1995 and 1994, respectively. The net losses in 1996, 1995 and 1994 were primarily the result of increases in depreciation expense for certain of the Partnership's aircraft. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $54.9 million, $13.9 million and $10.5 million, or $109.84, $27.58 and $20.83 per limited Partnership unit as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase 12 of the Partnership's remaining aircraft and certain notes receivable subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995 and 1994 as discussed later in the Industry Update section.

Further impacting the decline in operating results in 1996 and 1995 as compared to 1994, rental revenues have decreased as a result of Partnership aircraft re-leased at lower lease rates. The leases of four additional Boeing 737-200 Advanced aircraft to Southwest, which expired in September 1994, were extended for four years at approximately 39% of the prior rates. The Boeing 747-100 Special Freighter aircraft was off-lease for two months in 1994 subsequent to its return from Air Hong Kong and prior to its lease to AIA. This aircraft, which is on lease to AIA at a variable rate based on usage, underwent certain maintenance and modification work for approximately 35 days during 1995, recording no flight hours, thus generating no rental revenue during this maintenance period. In 1996, the aircraft leased to AIA was sold, resulting in a decrease in rental revenues during 1996.

In 1994, the Partnership incurred aircraft maintenance and remarketing costs related to the former Federal Express Corporation (Federal Express) aircraft, the aircraft leased to ATA, Southwest and Sun Country. Operating expenses were significantly reduced during 1995 and 1996.

The Partnership recognized operating expenses of approximately $214,000 during 1994 that it agreed to incur as part of the leases with Southwest. During 1994, the Partnership recognized operating expenses aggregating approximately $1.86 million for maintenance performed on two engines on the Boeing 747-100 Special Freighter aircraft leased to Southern Air Transport, Inc. and subsequently to Polar Air Cargo. In addition during 1994, the Partnership recognized as operating expense certain heavy maintenance costs of approximately $1.37 million that it agreed to incur on the two Boeing 727-200 Advanced aircraft leased to Sun Country. Approximately $371,000 of heavy maintenance costs were recognized as operating expense for these aircraft during 1995 and $536,000 was recognized in 1996.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve payments aggregate $1,306,018 as of December 31, 1996.

The Partnership's cash reserves are being retained to cover maintenance costs the Partnership has agreed to incur on certain of its aircraft and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

Cash Distributions - Cash distributions to limited partners during 1996, 1995 and 1994 were $10,000,000 per year. Cash distributions per limited partnership unit were $20.00 in 1996, 1995 and 1994. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country and Polar Air Cargo.


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

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

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

Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period.

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

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $54.9 million, $13.9 million and $10.5 million, or $109.84, $27.58 and $20.83 per limited Partnership unit as increased depreciation expense in 1996, 1995 and 1994, respectively. The deficiencies in 1995 and 1994 were generally the result of declining estimates in the residual values of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase 12 of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1996, 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995 and 1994 (which has the effect of increasing future depreciation expense). The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $204,000 per year in 1995 and 1996. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize decreased depreciation expense of approximately $553,000 in 1996.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized.

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

The Partnership's leases expire between September 1997 and March 2000. To the extent that the Partnership's aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.           Financial Statements and Supplementary Data










                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners of
Polaris  Aircraft  Income  Fund  V,
A  California  Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    March 3, 1997

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $  23,252,136   $  20,842,611

RENT AND OTHER RECEIVABLES                            1,371,941       3,215,421

NOTES RECEIVABLE, net of allowance for credit
   losses of $0 in 1996 and $376,905 in 1995         12,118,157         386,457

AIRCRAFT, net of accumulated depreciation of
   $146,813,332 in 1996 and $102,154,767 in 1995     35,852,034     114,376,702
                                                  -------------   -------------

                                                  $  72,594,268   $ 138,821,191
                                                  =============   =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $     231,741   $     793,901

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           73,093         167,547

SECURITY DEPOSITS                                       475,000         269,000

MAINTENANCE RESERVES                                  1,306,018       3,139,136
                                                  -------------   -------------

          Total Liabilities                           2,085,852       4,369,584
                                                  -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (1,505,679)       (866,147)
   Limited Partners, 500,000 units
       issued and outstanding                        72,014,095     135,317,754
                                                  -------------   -------------

          Total Partners' Capital                    70,508,416     134,451,607
                                                  -------------   -------------

                                                  $  72,594,268   $ 138,821,191
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996         1995          1994
                                             ----         ----          ----

REVENUES:
    Rent from operating leases         $ 12,944,667  $ 14,922,692  $ 17,865,447
    Interest and other                    1,747,001     1,177,018       835,819
    Gain on sale of aircraft                376,905       488,152       548,741
                                       ------------  ------------  ------------

             Total Revenues              15,068,573    16,587,862    19,250,007
                                       ------------  ------------  ------------

EXPENSES:
    Depreciation and amortization        66,375,892    28,087,007    24,594,671
    Management fees to general partner      647,233       746,135       893,272
    Operating                               550,710       384,838     3,569,509
    Administration and other                326,818       364,341       254,077
                                       ------------  ------------  ------------

             Total Expenses              67,900,653    29,582,321    29,311,529
                                       ------------  ------------  ------------

NET LOSS                               $(52,832,080) $(12,994,459) $(10,061,522)
                                       ============  ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $    471,579  $    869,955  $    899,285
                                       ============  ============  ============

NET LOSS ALLOCATED
    TO LIMITED PARTNERS                $(53,303,659) $(13,864,414) $(10,960,807)
                                       ============  ============  ============

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                   $    (106.61) $     (27.73) $     (21.92)
                                       ============  ============  ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        General       Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1993          $  (413,165)  $ 180,142,975   $ 179,729,810

    Net income (loss)                   899,285     (10,960,807)    (10,061,522)

    Cash distributions to partners   (1,111,111)    (10,000,000)    (11,111,111)
                                    -----------   -------------   -------------

Balance, December 31, 1994             (624,991)    159,182,168     158,557,177

    Net income (loss)                   869,955     (13,864,414)    (12,994,459)

    Cash distributions to partners   (1,111,111)    (10,000,000)    (11,111,111)
                                    -----------   -------------   -------------

Balance, December 31, 1995             (866,147)    135,317,754     134,451,607

    Net income (loss)                   471,579     (53,303,659)    (52,832,080)

    Cash distributions to partners   (1,111,111)    (10,000,000)    (11,111,111)
                                    -----------   -------------   -------------

Balance, December 31, 1996          $(1,505,679)  $  72,014,095   $  70,508,416
                                    ===========   =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996           1995           1994
                                                           ----           ----           ----
OPERATING ACTIVITIES:
  Net loss                                            $(52,832,080)  $(12,994,459)  $(10,061,522)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                       66,375,892     28,087,007     24,594,671
    Gain on sale of aircraft                              (376,905)      (488,152)      (548,741)
    Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
           receivables                                   1,843,480       (818,902)       574,687
       Increase (decrease) in payable to affiliates       (562,160)       573,786       (650,225)
       Increase (decrease) in accounts payable
           and accrued liabilities                         (94,454)    (1,236,612)     1,328,659
       Increase in security deposits                       206,000           --             --
       Increase (decrease) in maintenance
           reserves                                     (1,833,118)      (456,069)       318,999
                                                      ------------   ------------   ------------

           Net cash provided by operating activities    12,726,655     12,666,599     15,556,528
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft and
    equipment                                            1,898,776           --          245,937
  Increase in notes receivable                            (146,646)          --             --
  Principal payments on notes receivable                   386,457         73,095         74,898
  Principal payments on finance sale of aircraft         1,405,394        488,152        302,804
  Increase in aircraft capitalized costs                (2,750,000)          --             --
                                                      ------------   ------------   ------------

           Net cash provided by investing activities       793,981        561,247        623,639
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                       (11,111,111)   (11,111,111)   (11,111,111)
                                                      ------------   ------------   ------------

           Net cash used in financing activities       (11,111,111)   (11,111,111)   (11,111,111)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                            2,409,525      2,116,735      5,069,056
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     20,842,611     18,725,876     13,656,820
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 23,252,136   $ 20,842,611   $ 18,725,876
                                                      ============   ============   ============

               The accompanying notes are an integral part of these statements.

                                             23

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents is stated at cost, which approximates fair value.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1996, 1995, and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Notes Receivable - The Partnership had recorded an allowance for credit losses for an impaired note as a result of issues regarding its collection (Note 4). The impaired note was paid in full during 1996. The Partnership recognizes revenue on impaired notes only as payments are received.

                                               1996            1995
                                               ----            ----
     Allowance for credit losses,
        beginning of year                   $(376,905)     $(865,057)
     Collections                              376,905        488,152
                                            ---------      ---------
     Allowance for credit losses,
        end of year                         $    --        $(376,905)
                                            =========      =========


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company V (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to partners are described in Note 6.

3.       Aircraft Under Operating Leases

At December 31, 1996, the Partnership owned a portfolio of 13 used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are generally net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

                                                                  Year of
Aircraft Type                            Serial Number          Manufacture
-------------                            -------------          -----------
Boeing 727-200 Advanced                     21345                  1980
Boeing 727-200 Advanced                     21601                  1980
Boeing 727-200 Advanced                     21999                  1980
Boeing 727-200 Advanced                     22162                  1981
Boeing 727-200 Advanced                     23014                  1983
Boeing 737-200 Advanced                     20925                  1974
Boeing 737-200 Advanced                     21117                  1975
Boeing 737-200 Advanced (1)                 21262                  1976
Boeing 737-200 Advanced                     21447                  1978
Boeing 737-200 Advanced                     21448                  1978
Boeing 737-200 Advanced                     21533                  1978
Boeing 737-200 Advanced                     21534                  1978
Boeing 747-100 Special Freighter            19733                  1970

(1) This aircraft was sold as further discussed in Note 9.

Three Boeing 727-100 - These aircraft were transferred from American Trans Air, Inc. (ATA) to the Partnership in 1993 as part of the ATA lease transaction. Two of the aircraft were sold to Aeroperu as discussed in Note 4. The third aircraft was sold in August 1994 to Sunrise Partners, Inc. for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,063 and recorded a net gain on sale of $245,937 in 1994.

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

The previous lease extensions specified that the Partnership incur certain maintenance costs aggregating $569,334. In accordance with these cost-sharing agreements, Southwest submitted to the Partnership invoices for maintenance costs paid by Southwest, and subsequently offset $214,027 from rental payments due the Partnership during 1994. The Partnership recognized the rental offset as maintenance expense in the 1994 statement of operations.

The three aircraft were returned to the Partnership by Southwest in October and December 1996. Upon review of the condition of this aircraft, it was estimated that certain maintenance and modification work aggregating approximately $2.1 million per aircraft would be required to remarket these aircraft for re-lease. As a result, the Partnership has determined that a sale of these aircraft on an "as is/where is" basis would maximize the projected economic return on the three aircraft to the Partnership. One of these aircraft was sold to WestJet in February 1997 for approximately $1,400,000.

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

Two Boeing 727-200 Advanced - These aircraft were acquired for $25,962,685 in 1989 and leased to Alaska Airlines, Inc. (Alaska) until May 1994. In 1993, Alaska notified the Partnership of its desire to early terminate its leases if a new lessee could be found. These two aircraft were then leased to Sun Country Airlines, Inc. (Sun Country) for three years beginning in October 1993. The new lease rate with Sun Country is approximately 43% of the prior Alaska rate; however, Alaska paid the difference between its contractual rate and the new Sun Country rate through the end of Alaska's original lease term in May 1994. The leases to Sun Country were scheduled to expire in September and October 1996. Sun Country exercised its option under the leases to extend the leases for the two aircraft for a period of one-year at the existing lease rates through September and October of 1997. Under the terms of the leases, Sun Country is entitled to extend the leases for up to three additional one-year periods at the existing lease rates.

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

Two Boeing 747-100 Special Freighters - These aircraft were acquired for $64,000,000 in 1989 and leased to Federal Express Corporation (Federal Express) until January 1993. One of the aircraft was subsequently leased to AHK Air Hong Kong, Ltd. (Air Hong Kong) at approximately 59% of the prior rate from May 1993 to February 1994. The aircraft was returned to the Partnership and subsequently re-leased to American International Airways Limited (AIA) from June 1994 through May 1996 at a variable rate based on usage. The Partnership sold the aircraft to AIA in June 1996 as discussed in Note 4.

The second aircraft formerly leased to Federal Express was leased to Southern Air Transport, Inc. (SAT) at a variable rate based on usage from June 1993 until January 1999, although SAT or the Partnership had the right to early terminate the lease with 30 days prior written notice. In August 1994, the Partnership exercised its right to terminate its lease with SAT and simultaneously re-leased the aircraft under the same terms and conditions to Polar Air Cargo, Inc. (Polar Air Cargo). SAT had been utilizing the aircraft to provide service for Polar Air Cargo. The Partnership or Polar Air Cargo have the right to early terminate the lease with 30 days prior written notice.

The lease stipulates that the Partnership share in the cost of certain maintenance work on the aircraft, a portion of which may be drawn from maintenance reserves paid by Polar Air Cargo. During 1994, the Partnership paid approximately $3.99 million for maintenance work performed on the aircraft, of which approximately $2.13 million was drawn from maintenance reserves previously paid to the Partnership by SAT and Polar Air Cargo. The balance of approximately $1.86 million was recognized as operating expense in the 1994 statement of operations. The lease also stipulates that the Partnership share in the cost of certain ADs. The Partnership recognized approximately $200,000 of these AD costs as operating expense during 1996. In addition, as specified in the lease, the Partnership loaned Polar Air Cargo a portion of its share of the AD costs to be repaid by Polar Air Cargo in 36 monthly installments through January 1999. The balance of the note receivable at December 31, 1996 was $146,646. The carrying value of the note receivable approximates its estimated fair value.

The following is a schedule by year of future minimum rental revenue under the existing leases:

                     Year                             Amount
                     ----                             ------
                     1997                            $ 6,400,716
                     1998                              4,315,716
                     1999                              2,335,716
                     2000                                300,603
                     2001 and thereafter                    -
                                                     -----------

                     Total                           $13,352,751
                                                     ===========


Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected undiscounted net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its aircraft as of December 31, 1996, 1995 and 1994.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $54.9 million, $13.9 million and $10.5 million, or $109.84, $27.58 and $20.83 per limited Partnership unit as increased depreciation expense in 1996, 1995 and 1994, respectively. The deficiencies in 1995 and 1994 were generally the result of declining estimates in the residual values of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase 12 of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of these aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


4.       Sale of Aircraft

Sale to Aeroperu - In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease (Note 3). The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The

Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue was recognized as payments were received. During 1996, 1995 and 1994, the Partnership received principal and interest payments due from Aeroperu totaling $352,000, $572,000 and $396,000, respectively, of which $376,905, $488,152 and
$302,804 were recorded as gain on sale in the year ended December 31, 1996, 1995 and 1994 statements of operations, respectively. The notes receivable and corresponding allowances for credit losses were reduced by the principal portion of payments received. The balances of the notes receivable and corresponding allowances for credit losses were $376,905 as of December 31, 1995. In July 1996, the Partnership received the final payment due from Aeroperu and the remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu.

Sale to AIA - The lease of one Boeing 747-100 Special Freighter with AIA was originally scheduled to expire on March 31, 1996. The lease was extended through May 31, 1996. Upon review of the aircraft in the second quarter of 1996, it was determined that certain maintenance work on three out of four of the aircraft's engines, aggregating approximately $5,000,000, would be required to remarket this aircraft for re-lease. The Partnership determined that a sale of the aircraft would maximize the projected economic return on the aircraft to the Partnership.

In June 1996, the Partnership sold the aircraft to AIA for $13.0 million. In addition, the Partnership retained maintenance reserves aggregating approximately $1,749,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. The Partnership agreed to accept payment of the sale price, with interest at a rate of 10% per annum, in sixty equal monthly installments beginning July 1996. The note receivable balance as of December 31, 1996 was $11,971,511. The carrying value of the note receivable approximates its estimated fair value.

The Partnership reviewed the aircraft for impairment based on the projected discounted cash flow generated from the aircraft sale. Previous estimates of cash flow for this aircraft were based on the continued lease of the aircraft through its estimated economic life. As a result, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of approximately $5.8 million on this aircraft during 1996. The Partnership recorded no gain or loss on the sale as the net book value of the aircraft (subsequent to the SFAS No. 121 impairment adjustment) equaled the aggregate of the aircraft sale price and the aircraft's maintenance reserve balance.


5.       Engine Purchase

In September 1996, the Partnership purchased two refurbished engines to replace two inoperable engines on the Boeing 747-100 Special Freighter aircraft currently on lease to Polar Air Cargo, Inc. (Polar Air Cargo). The Partnership, as required in the lease, was responsible to overhaul or replace these two inoperable engines. The aggregate cost of the two replacement engines was $2.75 million, which was determined to be less than the estimated cost to repair the inoperable engines. The Partnership capitalized the cost of the two refurbished engines to be depreciated over the remaining estimated useful life of the aircraft. The Partnership sold one of the inoperable engines in October 1996 for $150,000, which was applied to the net book value of the two refurbished engines. The second inoperable engine was transferred to a maintenance facility in settlement of disputed claims.


6.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

         a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1996, 1995 and 1994, the Partnership paid management fees to PIMC of $698,249, $727,431 and $924,947, respectively. Management fees payable to PIMC at December 31, 1996 and 1995 were $87,461 and $138,477, respectively.

         b. Out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. The Partnership paid $1,481,892, $4,238,469 and $6,303,791 to PIMC in 1996, 1995 and
              1994, respectively. The 1994 payments include reimbursements for maintenance and modifications to the former Federal Express aircraft as discussed in Note 3. At December 31, 1996 and 1995, $144,280 and $655,424 were payable to PIMC, respectively.

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


7.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:

                     Reported Amounts    Tax Basis     Net Difference
                     ----------------    ---------     --------------

1996:    Assets       $ 72,594,268     $ 97,027,418     $(24,433,150)
         Liabilities     2,085,852          828,269        1,257,583

1995:     Assets      $138,821,191     $118,262,791     $ 20,558,400
         Liabilities     4,369,584        1,113,620        3,255,964

8.       Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The  following  is a  reconciliation  between  net  income  (loss)  per  limited partnership  unit  reflected in the  financial  statements  and the  information provided to limited partners for federal income tax purposes:
                                                         For the years ended December 31,

                                                             1996      1995       1994
                                                             ----      ----       ----
Book net income (loss) per limited partnership unit       $(106.61)  $(27.73)  $(21.92)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition       5.69     (0.97)     1.05
     Management fee expense                                  (0.04)    (0.04)     0.18
     Depreciation                                            93.61     14.84      9.03
     Gain or loss on sale of aircraft                       (10.71)    (0.97)    (1.14)
     Capitalized costs                                        0.73      4.36      4.59
     Other revenue and expense items                         (4.15)    (0.04)     0.05
                                                           -------    ------    ------

Taxable net income (loss) per limited partnership unit     $(21.48)  $(10.55)  $ (8.16)
                                                           =======    ======    ======

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


9.       Subsequent Events

WestJet Sale - In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest, to WestJet. The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit held in 1996 for a total sales price of $1,400,000.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 12 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $46,188,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $5,203,540 of the Purchase Price in cash at the closing and the balance of $40,984,460 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the SPC of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of the definitive documentation legally binding the Purchaser and the Partnership to the transaction , even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction , less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

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

The officers and directors of PIMC are:

                Name                               PIMC Title
                ----                               ----------

         Eric M. Dull                    President; Director
         Marc A. Meiches                 Vice President; Chief Financial Officer
         Richard J. Adams                Vice President; Director
         Norman C. T. Liu                Vice President; Director
         Edward Sun                      Vice President
         Richard L. Blume                Vice President;  Secretary
         Robert W. Dillon                Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995.

Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


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

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388


On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re- named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants.

The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley,
J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

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

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion. The Partnership is not named as a defendant in this action. Defendants filed an answer in the action on August 30, 1996.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships sold by Kidder Peabody. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1996 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.



Item 11.          Executive Compensation

PAIF-V has no directors or officers. PAIF-V is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $698,249 were paid to PIMC in 1996 in addition to a 10% interest in all cash distributions as described in Note 6 to the financial statement (Item 8).


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


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.         Exhibits,Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

                  Report of Independent Public Accountants                19
                  Balance Sheets                                          20
                  Statements of Operations                                21
                  Statements of Changes in Partners' Capital (Deficit)    22
                  Statements of Cash Flows                                23
                  Notes to Financial Statements                           24


2.       Reports on Form 8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.      Financial Data Schedule.


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


                                     POLARIS AIRCRAFT INCOME FUND V,
                                     A California Limited Partnership
                                     (REGISTRANT)
                                     By:  Polaris Investment
                                          Management Corporation
                                          General Partner




   March 28, 1997                    By:  /S/ Eric M. Dull
---------------------                     -----------------------
        Date                              Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                             Date


/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant


/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant


/S/Richard J. Adams Vice President and Director of Polaris        March 28, 1997
------------------- Investment Management Corporation,            --------------
(Richard J. Adams)  General Partner of the Registrant