Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND V
filed 1997-05-09
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX



Part I.    Financial Information                                       Page

        Item 1.   Financial Statements

           a)  Balance Sheets - March 31, 1997 and
               December 31, 1996.........................................3

           b)  Statements of Operations - Three Months Ended
               March 31, 1997 and 1996...................................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) -Year Ended December 31, 1996
               and Three Months Ended March 31, 1997.....................5

           d)  Statements of Cash Flows - Three Months
               Ended March 31, 1997 and 1996.............................6

           e)  Notes to Financial Statements.............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........10



Part II.   Other Information

        Item 1.   Legal Proceedings.....................................14

        Item 6.   Exhibits and Reports on Form 8-K......................14

        Signature ......................................................15

                          Part I. Financial Information

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,    December 31,
                                                     1997           1996
                                                     ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                       $ 24,276,373    $ 23,252,136

RENT AND OTHER RECEIVABLES                         1,815,020       1,371,941

NOTES RECEIVABLE                                  11,763,788      12,118,157

AIRCRAFT, net of accumulated depreciation of
$138,898,100 in 1997 and $146,813,332 in 1996     33,317,533      35,852,034

OTHER ASSETS                                          31,877            --
                                                ------------    ------------

                                                $ 71,204,591    $ 72,594,268
                                                ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                           $    349,197    $    231,741

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                         17,619          73,093

SECURITY DEPOSITS                                    225,000         475,000

MAINTENANCE RESERVES                               1,177,407       1,306,018
                                                ------------    ------------

       Total Liabilities                           1,769,223       2,085,852
                                                ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                 (1,516,435)     (1,505,679)
  Limited Partners, 500,000 units
    issued and outstanding                        70,951,803      72,014,095
                                                ------------    ------------

       Total Partners' Capital                    69,435,368      70,508,416
                                                ------------    ------------

                                                $ 71,204,591    $ 72,594,268
                                                ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended March 31,
                                               ----------------------------

                                                 1997                1996
                                                 ----                ----
REVENUES:
  Rent from operating leases                  $2,409,899          $3,546,529
  Interest                                       581,742             291,667
  Gain on sale of aircraft                          --               121,904
                                              ----------          ----------

         Total Revenues                        2,991,641           3,960,100
                                              ----------          ----------

EXPENSES:
  Depreciation                                   978,807           3,179,404
  Management fees to general partner             120,495             177,326
  Operating                                      114,627               2,666
  Administration and other                        72,982              57,818
                                              ----------          ----------

         Total Expenses                        1,286,911           3,417,214
                                              ----------          ----------

NET INCOME                                    $1,704,730          $  542,886
                                              ==========          ==========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER                         $  267,022          $  255,404
                                              ==========          ==========

NET INCOME ALLOCATED
  TO LIMITED PARTNERS                         $1,437,708          $  287,482
                                              ==========          ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT                    $     2.88          $     0.57
                                              ==========          ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1996 and
                                        Three Months Ended March 31, 1997
                                        ---------------------------------

                                      General        Limited
                                      Partner        Partners          Total
                                      -------        --------          -----


Balance, December 31, 1995        $    (866,147)  $ 135,317,754   $ 134,451,607

  Net income (loss)                     471,579     (53,303,659)    (52,832,080)

  Cash distributions to partners     (1,111,111)    (10,000,000)    (11,111,111)
                                  -------------   -------------   -------------

Balance, December 31, 1996           (1,505,679)     72,014,095      70,508,416

  Net income                            267,022       1,437,708       1,704,730

  Cash distributions to partners       (277,778)     (2,500,000)     (2,777,778)
                                  -------------   -------------   -------------

Balance, March 31, 1997           $  (1,516,435)  $  70,951,803   $  69,435,368
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                          1997          1996
                                                          ----          ----

OPERATING ACTIVITIES:
  Net income                                         $  1,704,730  $    542,886
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                         978,807     3,179,404
     Gain on sale of aircraft                                --        (121,904)
     Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
         receivables                                     (443,079)      481,672
        Increase in other assets                          (31,877)         --
        Increase (decrease) in payable to affiliates      117,456      (558,703)
        Decrease in accounts payable and
         accrued liabilities                              (55,474)     (119,500)
        Decrease in security deposits                    (250,000)         --
        Increase (decrease) in maintenance reserves      (128,611)      645,614
                                                     ------------  ------------

         Net cash provided by operating activities      1,891,952     4,049,469
                                                     ------------  ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                        1,555,694          --
  Principal payments on notes receivable                     --         386,457
  Principal payments on finance sale of aircraft          354,369       121,904
                                                     ------------  ------------

         Net cash provided by investing activities      1,910,063       508,361
                                                     ------------  ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                       (2,777,778)   (2,777,778)
                                                     ------------  ------------

         Net cash used in financing activities         (2,777,778)   (2,777,778)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                           1,024,237     1,780,052

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  23,252,136    20,842,611
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $ 24,276,373  $ 22,622,663
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund V's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.     Sale to Westjet

In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest Airlines Co. (Southwest), to Westjet Airlines, Ltd. (Westjet). The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit held in 1996 for a total sales price to Westjet of $1,400,000. In October 1996, Southwest had paid to the Partnership $155,694, which was recorded as an increase in maintenance reserves, in lieu of meeting certain return conditions specified in the lease. Upon the sale of the aircraft in February 1997, this amount was reported as additional sales revenue. The combined sales revenue of $1,555,694 approximated the net carrying value of the aircraft.


3.     Proposed Sale of Aircraft

During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

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

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the SPC of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of the definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3 of the Partnership's financial statements for the year ended December 31, 1996 included in Form 10-K, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

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


4.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended    Payable at
                                            March 31, 1997    March 31, 1997
                                            --------------    --------------

Aircraft Management Fees                       $110,849          $ 97,108

Out-of-Pocket Administrative Expense
    Reimbursement                               109,873           111,348

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement           181,802           140,741
                                               --------          --------

                                               $402,524          $349,197
                                               ========          ========

5.      Subsequent Event

In May 1997, a third party expressed potential interest in submitting a bid for the purchase of the Partnership aircraft (the Competing Offer). If a bid is submitted by the third party by May 12, 1997, the Competing Offer will be reviewed and evaluated by the Partnership in order to determine if the terms are more favorable than the pending offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1997, Polaris Aircraft Income Fund V (the Partnership) owned a portfolio of 12 used commercial jet aircraft. The portfolio includes four Boeing 737-200 Advanced aircraft leased to Southwest Airlines Co. (Southwest); three Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 727-200 Advanced aircraft leased to Sun Country Airlines, Inc. (Sun Country), two Boeing 737-200 Advanced aircraft formerly leased and returned by Southwest in 1996 upon expiration of these leases, and one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, Inc. (Polar Air Cargo).


Remarketing Update

Sale to Westjet - In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest Airlines Co. (Southwest), to Westjet Airlines, Ltd. (Westjet). The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit held in 1996 for a total sales price to Westjet of $1,400,000. In October 1996, Southwest had paid to the Partnership $155,694, which was recorded as an increase in maintenance reserves, in lieu of meeting certain return conditions specified in the lease. Upon the sale of the aircraft in February 1997, this amount was reported as additional sales revenue. The combined sales revenue of $1,555,694 approximated the net carrying value of the aircraft.

Proposed Sale of Aircraft - During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

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

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the SPC of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of the definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

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

Competing Offer to Purchase Aircraft - In May 1997, a third party expressed potential interest in submitting a bid for the purchase of the Partnership aircraft (the Competing Offer). If a bid is submitted by the third party by May 12, 1997, the Competing Offer will be reviewed and evaluated by the Partnership in order to determine if the terms are more favorable than the pending offer.


Partnership Operations

The Partnership recorded net income of $1,704,730, or $2.88 per limited partnership unit, for the three months ended March 31, 1997, compared to net income of $542,886, or $0.57 per unit, for the same period in 1996. The significant improvement in operating results in the three months ended March 31, 1997 compared to the same period in 1996 is due primarily to lower depreciation expense.

The decrease in depreciation expense during the three months ended March 31, 1997 compared to the same period in 1996 is attributable to impairments on aircraft recognized during the fourth quarter of 1996. The impairments recognized during the fourth quarter of 1996 reduce the aircraft's net carrying value and reduce the amount of future depreciation expense that the Partnership will recognize over the projected economic life of the aircraft.

Rental revenues, net of related management fees, decreased during the three months ended March 31, 1997 as compared to the same period in 1996 due to the expiration of several leases during 1996. In May 1996, the aircraft lease for the Boeing 747-100 Special Freighter expired and the aircraft was sold to American International Airways Limited (AIA) in June 1996, resulting in a decrease in rental revenues in 1997 compared to 1996. In October and December 1996, three aircraft leased to Southwest reached the end of their lease terms and were returned to the Partnership, resulting in further reductions in rental revenues during 1997 compared to 1996.

One of the three aircraft returned by Southwest in 1996 was sold in February 1997 to Westjet for $1,400,000. In October 1996, Southwest had paid to the Partnership $155,694, which was recorded as an increase in maintenance reserves, in lieu of meeting certain return conditions specified in the lease. Upon the sale of the aircraft in February 1997, this amount was reported as additional sales revenue. The combined sales revenue of $1,555,694 approximated the net carrying value of the aircraft.

During the three months ended March 31, 1996, the Partnership received principal and interest payments due from Aeroperu totaling $132,000, of which $121,904 was recorded as gain on sale in the statement of operations for the three months ended March 31, 1996. In July 1996, the Partnership received the final payments due from Aeroperu.

Interest income increased during the three months ended March 31, 1997 compared to the same period in 1996, due to the recognition of interest income on a note receivable from AIA. In June 1996, the Partnership sold a Boeing 747-100 Special Freighter to AIA. The Partnership agreed to accept payment of the sale price with interest in 60 monthly installments beginning in July 1996. As a result, the Partnership recognized interest income on this note of approximately $295,000 during the three months ended March 31, 1997 as compared to $0 during the same period in 1996.

Impacting operating results during the first quarter of 1997 compared to 1996, was increased maintenance expenses incurred on the Partnership's aircraft. Maintenance expense of approximately $109,000 is included in operating expense for the three months ended March 31, 1997.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity - The Partnership continues to receive lease payments on a current basis from all leases except Polar Air Cargo which is currently past due. The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserve balance is $1,177,407 as of March 31, 1997.

The Partnership's cash reserves are being retained for potential maintenance costs the Partnership has agreed to incur on certain of its aircraft, and to finance a portion of the hushkit costs that may be incurred under the leases with ATA. The ATA leases specify the Partnership may be required to finance certain aircraft hushkits at an aggregate cost of approximately $7.8 million, which would be partially recovered with interest through payments from ATA over an extended lease term.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1997 and 1996 were $2,500,000, or $5.00 per limited partnership unit, for each period. The amount of future cash distributions will depend upon the Partnership's future cash requirements including the potential costs of remarketing the Partnership's aircraft, the receipt of the rental payments from Southwest, ATA, Sun Country and Polar Air Cargo; and consummation of the Sale Transaction and timely performance by Purchaser of its obligations to the Partnership under the Promissory Note.

                           Part II. Other Information


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report except:

Equity Resources, Inc, et al v. Polaris Investment Management Corporation, et al
- On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al v. Polaris Investment Management Corporation, et al was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, the Partnership and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that Polaris Investment Management Corporation, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirement, and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnership in connection with the Sale Transaction described in
Note 3 and in failing to disclose material facts relating to such transaction. Plaintiffs filed a motion seeking to enjoin the Sale Transaction, which motion was denied by the court on May 6, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court. On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.


Item 6.      Exhibits and Reports on Form 8-K

a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      27.    Financial Data Schedule.

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




         May 8, 1997                     By:   /S/Marc A. Meiches
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