Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND V
filed 1997-08-13
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  -------------

                                    FORM 10-Q

                                  -------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                                  -------------

                          Commission File No. 33-21977

                                  -------------



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






                       This document consists of 55 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX



Part I.       Financial Information                                      Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1997 and
                  December 31, 1996........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1997 and 1996.............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) -Year Ended December 31, 1996
                  and Six Months Ended June 30, 1997.......................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1997 and 1996.............................6

              e)  Notes to Financial Statements............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......11



Part II.      Other Information

         Item 1.      Legal Proceedings...................................16

         Item 6.      Exhibits and Reports on Form 8-K....................17

         Signature    ....................................................18

                          Part I. Financial Information

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  June 30,     December 31,
                                                    1997           1996
                                                    ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                      $ 24,420,733    $ 23,252,136

RENT AND OTHER RECEIVABLES                          420,858       1,371,941

NOTES RECEIVABLE                                 41,685,728      12,118,157

AIRCRAFT, net of accumulated depreciation
  of $146,813,332 in 1996                              --        35,852,034

OTHER ASSETS                                          1,472            --
                                               ------------    ------------

                                               $ 66,528,791    $ 72,594,268
                                               ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                          $     79,941    $    231,741

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                       262,574          73,093

SECURITY DEPOSITS                                      --           475,000

MAINTENANCE RESERVES                                   --         1,306,018
                                               ------------    ------------

         Total Liabilities                          342,515       2,085,852
                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                (1,548,962)     (1,505,679)
  Limited Partners, 500,000 units
     issued and outstanding                      67,735,238      72,014,095
                                               ------------    ------------

         Total Partners' Capital                 66,186,276      70,508,416
                                               ------------    ------------

                                               $ 66,528,791    $ 72,594,268
                                               ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                                --------                  --------

                                           1997         1996         1997         1996
                                           ----         ----         ----         ----
REVENUES:
   Rent from operating leases          $1,501,456  $ 3,298,099   $3,911,355  $  6,844,628
   Interest                               866,366      255,189    1,448,108       546,856
   Gain on sale of aircraft                  --        211,436         --         333,340
                                       ----------  -----------   ----------  ------------

           Total Revenues               2,367,822    3,764,724    5,359,463     7,724,824
                                       ----------  -----------   ----------  ------------

EXPENSES:
   Depreciation and amortization        1,318,620    9,015,817    2,297,427    12,195,221
   Management fees to general partner        --        164,905      120,495       342,231
   Operating                               19,249        3,180      133,876         5,846
   Administration and other               112,379      104,800      185,361       162,618
                                       ----------  -----------   ----------  ------------

           Total Expenses               1,450,248    9,288,702    2,737,159    12,705,916
                                       ----------  -----------   ----------  ------------

NET INCOME (LOSS)                      $  917,574  $(5,523,978)  $2,622,304  $ (4,981,092)
                                       ==========  ===========   ==========  ============

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $  384,139  $   194,735   $  651,161  $    450,139
                                       ==========  ===========   ==========  ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $  533,435  $(5,718,713)  $1,971,143  $ (5,431,231)
                                       ==========  ===========   ==========  ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $     1.06  $    (11.43)  $     3.94  $     (10.86)
                                       ==========  ===========   ==========  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1996 and
                                           Six Months Ended June 30, 1997
                                           ------------------------------

                                      General       Limited
                                      Partner       Partners          Total
                                      -------       --------          -----

Balance, December 31, 1995         $  (866,147)  $ 135,317,754   $ 134,451,607

   Net income (loss)                   471,579     (53,303,659)    (52,832,080)

   Cash distributions to partners   (1,111,111)    (10,000,000)    (11,111,111)
                                   -----------   -------------   -------------

Balance, December 31, 1996          (1,505,679)     72,014,095      70,508,416

   Net income                          651,161       1,971,143       2,622,304

   Cash distributions to partners     (694,444)     (6,250,000)     (6,944,444)
                                   -----------   -------------   -------------

Balance, June 30, 1997             $(1,548,962)  $  67,735,238   $  66,186,276
                                   ===========   =============   =============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------

                                                          1997          1996
                                                          ----          ----

OPERATING ACTIVITIES:
   Net income (loss)                                 $  2,622,304  $ (4,981,092)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                      2,297,427    12,195,221
      Gain on sale of aircraft                               --        (333,340)
      Changes in operating assets and liabilities,
         net of effect of sale of aircraft:
         Decrease (increase) in rent and other
           receivables                                    (49,756)    1,196,987
         Increase in other assets                          (1,472)         --
         Decrease in payable to affiliates                (99,370)     (490,790)
         Increase (decrease) in accounts payable and
           accrued liabilities                            (26,419)       84,071
         Decrease in security deposits                   (225,000)         --
         Decrease in maintenance reserves                (909,642)   (1,782,383)
                                                     ------------  ------------

           Net cash provided by operating activities    3,608,072     5,888,674
                                                     ------------  ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                       5,674,334     1,748,776
   Payments to Purchaser related to sale of aircraft   (2,290,443)         --
   Principal payments on notes receivable                 587,308       386,457
   Principal payments on finance sale of aircraft         533,770       333,340
                                                     ------------  ------------

           Net cash provided by investing activities    4,504,969     2,468,573
                                                     ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (6,944,444)   (5,555,556)
                                                     ------------  ------------

           Net cash used in financing activities       (6,944,444)   (5,555,556)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                          1,168,597     2,801,691

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 23,252,136    20,842,611
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 24,420,733  $ 23,644,302
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


2.      Sale of One Boeing 737-200 to Westjet

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


3.      Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of all 12 of the Partnership's remaining aircraft (the "Aircraft") and a note receivable by Triton Aviation Services V LLC, a special purpose company (the "Purchaser"). The closings for the purchase of all 12 of the Aircraft occurred from May 28, 1997 to June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $34,750,259 which is allocable to the Aircraft, a note and other receivables. The Purchaser paid into an escrow account $3,914,964 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $30,835,295. The Partnership received $3,914,964 from the escrow account on June 24, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,512,367 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $5,621,617 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the economic determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumed all obligations relating to maintenance reserves and security deposits relating to such leases. Subsequent to the Aircraft closings, cash balances related to maintenance reserves and security deposits of approximately $1,741,000 and $225,000, respectively were transferred to the Purchaser.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996, and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC he had no affiliation with Triton Aviation or its affiliates.

The Partnership continues to own the note receivable (the "AIA Receivable") from American International Airways Limited ("AIA") with a current principal balance of $11,437,741 plus accrued interest, which had initially been included in the assets which were to be transferred to the Purchaser. After the date that the Partnership and the Purchaser entered into the definitive documentation for the sale transaction, but prior to the date that the AIA Receivable was transferred to the Purchaser, AIA failed to make a scheduled principal payment under the AIA Receivable and asked the Partnership to modify and restructure the AIA Receivable. As a result, the Partnership and the Purchaser agreed to modify and reform the definitive documentation for the sale transaction to exclude the AIA Receivable. The General Partner is currently assessing the request made by AIA. The AIA Receivable is secured by a mortgage on a Boeing 747-100 Special Freighter aircraft.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of rents accruing from April 1, 1997 to the closing dates. As a result, the Partnership made payments to the Purchaser for the amounts due and received effective April 1, 1997. Payments during this period totaling $1,501,456 are included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $3,914,964 have been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date, estimated selling costs, adjustments to the aircraft maintenance reserves due the Purchaser and aircraft return conditions payments that the Partnership was entitled to retain. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $33,141,808.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the aircraft required the Partnership to record an adjustment to the net carrying value of the Aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


4.      AIA Note Restructuring

American International Airways Inc. (AIA) has requested a restructuring of its outstanding promissory note to the Partnership. Under the terms of the proposed restructuring, AIA has requested, among other things, for a deferral of 7 months of principal payments due in May 1997 through November 1997, to be paid back during a seven month extension of the loan term. AIA has not made its principal payments since April 1997, but continues to pay the scheduled interest portion of the note. As a result, this note has been classified as impaired. At this time, management believes the note receivable balance of $11,437,741 is fully recoverable.

5.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended    Payable at
                                                June 30, 1997    June 30, 1997
                                                -------------    -------------

Aircraft Management Fees                          $ 30,705          $13,968

Out-of-Pocket Administrative and Selling
     Expense Reimbursement                         110,058           65,973

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement             332,793             --
                                                  --------          -------

                                                  $473,556          $79,941
                                                  ========          =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ended June 30, 1997, the Partnership sold its remaining portfolio of 12 used aircraft. The aircraft sold during the quarter ended June 30, 1997 consisted of 11 Boeing 737-200 Advanced aircraft and one Boeing 747-100 Special Freighter aircraft. The Partnership sold one Boeing 737-200 to Westjet Airlines, Ltd. (Westjet) in February 1997. The Partnership sold two Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996. As discussed below, the Partnership sold one Boeing 747-100 Special Freighter aircraft to its former lessee American International Airways Limited
(AIA) in June 1996.


REMARKETING UPDATE

Sale of One Boeing 737-200 to Westjet

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

Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of all 12 of the Partnership's remaining aircraft (the "Aircraft") and a note receivable by Triton Aviation Services V LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of all 12 of the Aircraft occurred from May 28, 1997 to June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any.

The General Partners Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. During the months of intense negotiations, GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft (as described below) as being in the best interest of the Partnership and its unitholders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners.

To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but no less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price.

On May 9, 1997, the General Partner received a competing offer (the "Competing Offer") from a third party to purchase the Partnership's twelve aircraft and certain notes receivable, subject to a number of contingencies, as disclosed in the Partnerships Quarterly Report to the Securities and Exchange Commission Form 10-Q at March 31, 1997. The Competing Offer included a higher purchase price than the offer made by the Purchaser (the "Original Offer"). Both the Competing Offer and the Original Offer contained similar financing structures, but the net worth of the company submitting the Competing Offer was approximately $11 million, as compared to the approximately $150 million net worth of Triton Investments, Ltd., the parent of the Purchaser's Manager. On May 14, 1997, upon review and comparison of the Competing Offer with the Original Offer, the General Partner determined that it would be in the best interests of the Partnership to reject the Competing Offer due to the significant difference in the net worth and the execution risks both at closing and thereafter, as well as the payment of the 1 1/2% fee that would be due to the Purchaser under the Original Offer representing approximately half of the premium represented by the Competing Offer over the Original Offer.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $34,750,259 which is allocable to the Aircraft, a note and other receivables. The Purchaser paid into an escrow account $3,914,964 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $30,835,295. The Partnership received $3,914,964 from the escrow account on June 24, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,512,367 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $5,621,617 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $4,034,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $108,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the economic determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumed all obligations relating to maintenance reserves and security deposits relating to such leases. Subsequent to the Aircraft closings, cash balances related to maintenance reserves and security deposits of approximately $1,741,000 and $225,000, respectively were transferred to the Purchaser.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996, and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC he had no affiliation with Triton Aviation or its affiliates.

The Partnership continues to own the note receivable (the "AIA Receivable") from American International Airways Limited ("AIA") with a current principal balance of $11,437,741 plus accrued interest, which had initially been included in the assets which were to be transferred to the Purchaser. After the date that the Partnership and the Purchaser entered into the definitive documentation for the sale transaction, but prior to the date that the AIA Receivable was transferred to the Purchaser, AIA failed to make a scheduled principal payment under the AIA Receivable and asked the Partnership to modify and restructure the AIA Receivable. As a result, the Partnership and the Purchaser agreed to modify and reform the definitive documentation for the sale transaction to exclude the AIA Receivable. The General Partner is currently assessing the request made by AIA. The AIA Receivable is secured by a mortgage on a Boeing 747-100 Special Freighter aircraft.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of rents accruing from April 1, 1997 to the closing dates. As a result, the Partnership made payments to the Purchaser for the amounts due and received effective April 1, 1997. Payments during this period totaling $1,501,456 are included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $3,914,964 has been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date, estimated selling costs, adjustments to the aircraft maintenance reserves due the Purchaser and aircraft return conditions payments that the Partnership was entitled to retain. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $33,141,808.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


PARTNERSHIP OPERATIONS

The Partnership recorded net income of $917,574, or $1.06 per limited partnership unit for the three months ended June 30, 1997, compared to a net loss of $5,523,978, or $11.43 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $2,622,304, or $3.94 per limited partnership unit for the six months ended June 30, 1997, compared to a net loss of $4,981,092, or $10.86 per limited partnership unit, for the six months ended June 30, 1996. The significant improvement in operating results for the three and six months ended June 30, 1997 compared to the same periods in 1996 is due primarily to decreased depreciation expense recognized during 1997.

In June 1996, the Partnership sold one Boeing 747-100 Special Freighter aircraft to AIA. The Partnership recognized an impairment loss of approximately $5,836,000 on this aircraft which was recorded as additional depreciation expense during the second quarter of 1996.

Interest income increased during the three and six months ended June 30, 1997 compared to the same period in 1996, due to the recognition of interest income on the notes receivable from AIA and Triton. In June 1996, the Partnership sold a Boeing 747-100 Special Freighter to AIA. The Partnership agreed to accept payment of the sale price with interest in 60 monthly installments beginning in July 1996. As a result, the Partnership recognized interest income on this note of approximately $281,000 and $576,000 during the three and six months ended June 30, 1997 as compared to $0 during the same periods in 1996. In the second quarter of 1997, the Partnership sold 12 Aircraft to Triton for cash and a promissory note. The promissory note is payable in 28 quarterly installments of principal and interest over a period of seven years. The Partnership recognized interest income on this note of approximately $316,000 during the three and six months ended June 30, 1997, as compared to $0 during the same periods in 1996.

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

Rental revenues, net of related management fees, decreased during the three and six months ended June 30, 1997 as compared to the same period in 1996 due to the sale of the Partnership's 12 Aircraft during the three months ended June 30,

1997, combined with the expiration of several leases during 1996. In May 1996, the aircraft lease for the Boeing 747-100 Special Freighter expired and the aircraft was sold to American International Airways Limited (AIA) in June 1996, resulting in a decrease in rental revenues in 1997 compared to 1996. In October and December 1996, three aircraft leased to Southwest reached the end of their lease terms and were returned to the Partnership, resulting in further reductions in rental revenues during 1997 compared to 1996.


LIQUIDITY AND CASH DISTRIBUTIONS

LIQUIDITY

The Partnership received all lease payments on a current basis from all lessees except Polar Air Cargo which was past due at June 30, 1997. The Partnership received the March 1997 lease payment of $279,370 from Polar Air Cargo on July 28, 1997, which was included in rent and other receivables on the balance sheet at June 30, 1997.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event the Purchaser defaults under the Promissory Note and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

AIA Note Restructuring - American International Airways Inc. (AIA) has requested a restructuring of its outstanding promissory note to the Partnership. Under the terms of the proposed restructuring, AIA has requested, among other things, for a deferral of 7 months of principal payments due in May 1997 through November 1997, to be paid back during a seven month extension of the loan term. AIA has not made its principal payments since April 1997, but continues to pay the interest portion of the note. At this time, management believes the note receivable balance of $11,437,741 is fully recoverable.


CASH DISTRIBUTIONS

Cash distributions to limited partners during the three months ended June 30, 1997 and 1996 were $3,750,000, or $7.50 and $2,500,000, or $5.00 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1997 and 1996 were $6,250,000, or $12.50 and $5,000,000, or $10.00 per limited partnership unit, respectively.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 90% to the limited partners and the 10% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $11,485,000 ($22.97 per limited partnership unit) and $1,276,111 to the general partner. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including expenses of the Partnership, as previously discussed in the Liquidity section, and the receipt of note payments from AIA and Triton.

                           Part II. Other Information


Item 1.         Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On May 12, 1997, plaintiffs appealed the Superior Court's denial of their motion seeking to enjoin the sale by the Partnership of certain of its aircraft and notes receivable. On May 15, 1997, the Appellate Court denied plaintiffs' appeal. On May 19, 1997, plaintiffs appealed the Superior Court's denial of their motion to the Supreme Court of Massachusetts. The Supreme Court of Massachusetts denied plaintiffs' appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss the action.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris
Investment Management Corporation, et al. was filed on behalf of the unit holders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

"Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. - On or about June 19, 1997, an action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. and Eric Dull (the President of PIMC), as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Enita V. Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.

- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.
v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company,
General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael
J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.


Item 6.         Exhibits and Reports on Form 8-K

a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       2.9      Modification Agreement
       2.10     Promissory Note (Replacement)
       27       Financial Data Schedule


b)     Reports on Form 8-K

       A Current Report on Form 8-K, dated May 28, 1997, reporting the sale of assets under Item 2 was filed on June 12, 1997.

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

                                 POLARIS AIRCRAFT INCOME FUND V,
                                 A California Limited Partnership
                                 (Registrant)
                                 By:     Polaris Investment
                                         Management Corporation,
                                         General Partner




         August 12, 1997                 By:   /S/Marc A. Meiches
---------------------------------              ------------------
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