Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND V
filed 1997-11-13
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __to__

                          ----------------------------

                          Commission File No. 33-21977

                          ----------------------------



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



                                  Yes_X_ No___





                       This document consists of 18 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.  Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996..........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1997 and 1996..........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) -Year Ended December 31, 1996
                  and Nine Months Ended September 30, 1997...................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996..........................6

              e)  Notes to Financial Statements..............................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............11



Part II.      Other Information

         Item 1.  Legal Proceedings.........................................16

         Item 6.  Exhibits and Reports on Form 8-K..........................17

         Signature    ......................................................18

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                  September 30,   December 31,
                                                      1997            1996
                                                      ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 13,770,688    $ 23,252,136

RENT AND OTHER RECEIVABLES                             178,372       1,371,941

NOTES RECEIVABLE                                    41,110,955      12,118,157

AIRCRAFT, net of accumulated depreciation of
  $146,813,332 in 1996                                   --         35,852,034
                                                  ------------    ------------

                                                  $ 55,060,015    $ 72,594,268
                                                  ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    223,473    $    231,741

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                          115,144          73,093

SECURITY DEPOSITS                                         --           475,000

MAINTENANCE RESERVES                                      --         1,306,018
                                                  ------------    ------------

         Total Liabilities                             338,617       2,085,852
                                                  ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                   (1,663,726)     (1,505,679)
  Limited Partners, 500,000 units
     issued and outstanding                         56,385,124      72,014,095
                                                  ------------    ------------

         Total Partners' Capital                    54,721,398      70,508,416
                                                  ------------    ------------

                                                  $ 55,060,015    $ 72,594,268
                                                  ============    ============

        The accompanying notes are an integral part of these statements.



                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                           -------------           -------------
                                         1997        1996        1997         1996
                                         ----        ----        ----         ----
REVENUES:
   Rent from operating leases         $     --   $ 3,134,289  $3,911,355 $  9,978,917
   Interest                            1,384,951     623,105   2,833,059    1,169,961
   Gain on sale of aircraft                 --        43,565        --        376,905
   Other                                    --         3,880        --          3,880
                                      ---------- -----------  ----------  -----------

             Total Revenues            1,384,951   3,804,839   6,744,414   11,529,663
                                      ---------- -----------  ----------  -----------

EXPENSES:
   Depreciation and amortization            --    10,761,803   2,297,427   22,957,024
   Management fees to general partner       --       156,715     120,495      498,946
   Operating                               5,632     463,613     139,508      469,459
   Administration and other               83,086      72,488     268,447      235,106
                                      ---------- -----------  ----------  -----------

             Total Expenses               88,718  11,454,619   2,825,877   24,160,535
                                      ---------- -----------  ----------  -----------

NET INCOME (LOSS)                     $1,296,233 $(7,649,780) $3,918,537 $(12,630,872)
                                      ========== ===========  ========== ============

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER             $1,161,347 $   173,477  $1,812,508 $    623,616
                                      ========== ===========  ========== ============

NET INCOME (LOSS)
   ALLOCATED TO
   LIMITED PARTNERS                   $  134,886 $(7,823,257) $2,106,029 $(13,254,488)
                                      ========== ===========  ========== ============

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT           $     0.27 $    (15.65) $     4.21 $     (26.51)
                                      ========== ===========  ========== ============

        The accompanying notes are an integral part of these statements.



                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                          Year Ended December 31, 1996 and
                                        Nine Months Ended September 30, 1997
                                        ------------------------------------

                                       General       Limited
                                       Partner       Partners            Total
                                       -------       --------            -----
Balance, December 31, 1995          $  (866,147)   $ 135,317,754    $ 134,451,607

   Net income (loss)                    471,579      (53,303,659)     (52,832,080)

   Cash distributions to partners    (1,111,111)     (10,000,000)     (11,111,111)
                                    -----------    -------------    -------------

Balance, December 31, 1996           (1,505,679)      72,014,095       70,508,416

   Net income                         1,812,508        2,106,029        3,918,537

   Cash distributions to partners    (1,970,555)     (17,735,000)     (19,705,555)
                                    -----------    -------------    -------------

Balance, September 30, 1997         $(1,663,726)   $  56,385,124    $  54,721,398
                                    ===========    =============    =============

        The accompanying notes are an integral part of these statements.



                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Nine Months Ended September 30,
                                                             -------------------------------

                                                                    1997          1996
                                                                    ----          ----
OPERATING ACTIVITIES:
   Net income (loss)                                           $  3,918,537  $(12,630,872)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation                                                2,297,427    22,957,024
      Gain on sale of aircraft                                         --        (376,905)
      Changes in  operating  assets  and  liabilities,
         net of effect of sale of aircraft:
         Decrease in rent and other receivables                     144,891     1,111,625
         Increase (decrease) in payable to affiliates                44,162      (268,199)
         Decrease in accounts payable and
           accrued liabilities                                     (173,849)     (123,369)
         Decrease in security deposits                             (225,000)      (44,000)
         Decrease in maintenance reserves                          (909,642)   (2,560,483)
                                                               ------------  ------------

           Net cash provided by operating activities              5,096,526     8,064,821
                                                               ------------  ------------

INVESTING ACTIVITIES:
   Increase in notes receivable                                     (30,155)     (146,646)
   Proceeds from sale of aircraft                                 5,722,173     1,748,776
   Payments to Purchaser related to sale of aircraft             (2,290,443)         --
   Principal payments on notes receivable                         1,192,236       386,457
   Principal payments on finance sale of aircraft                   533,770       714,060
   Increase in aircraft capitalized costs                              --      (2,750,000)
                                                               ------------  ------------

           Net cash provided by (used in) investing activities    5,127,581       (47,353)
                                                               ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                               (19,705,555)   (8,333,333)
                                                               ------------  ------------

           Net cash used in financing activities                (19,705,555)   (8,333,333)
                                                               ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                   (9,481,448)     (315,865)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           23,252,136    20,842,611
                                                               ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 13,770,688  $ 20,526,746
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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

Neither PIMC nor GE Capital Aviation Services, Inc. (GECAS) will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996, and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC he had no affiliation with Triton Aviation or its affiliates.

The Partnership continues to own the note receivable (the "AIA Receivable") from American International Airways Limited ("AIA") with a current principal balance of $11,467,896, which had initially been included in the assets which were to be transferred to the Purchaser. After the date that the Partnership and the

Purchaser entered into the definitive documentation for the sale transaction, but prior to the date that the AIA Receivable was transferred to the Purchaser, AIA failed to make a scheduled principal payment under the AIA Receivable and asked the Partnership to modify and restructure the AIA Receivable. As a result, the Partnership and the Purchaser agreed to modify and reform the definitive documentation for the sale transaction to exclude the AIA Receivable. The AIA Receivable is secured by a mortgage on a Boeing 747-100 Special Freighter aircraft. The AIA Receivable was amended, as discussed in Note 4 to the financial statements.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the aircraft required the Partnership to record an adjustment to the net carrying value of the Aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


4.      AIA Note Restructuring

American International Airways Inc. (AIA) delivered an "Amended and Restated Purchase Money Promissory Note" dated September 9, 1997 to the Partnership. Under the terms of the amendment, AIA is required to pay the originally scheduled interest portion of the payments, but will defer the principal payments due in April 1997 through October 1997 (the Deferred Principal). The Deferred Principal is to be paid back during a seven month extension of the loan term, accruing interest at a rate of 13% per annum from the date of the deferral through the date the deferred amount is paid. As a result, this note has been classified as impaired. At this time, management believes the note receivable balance of $11,467,896 is fully recoverable and a loss provision has not been recorded. As of September 30, 1997, AIA has paid to the Partnership the scheduled interest portion of the note through July 1997. The combined August and September 1997 interest payments of $176,859 were received in October 1997.

5.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                      Payments for the
                                     Three Months Ended         Payable at
                                     September 30, 1997      September 30, 1997
                                     ------------------      ------------------

Aircraft Management Fees                 $     -               $     13,968

Out-of-Pocket Administrative Expense
     Reimbursement                          90,456                   42,673

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement       5,632                  166,832
                                         ---------             ------------

                                         $  96,088             $    223,473
                                         =========             ============


6.      Subsequent Event

On October 20, 1997, the Partnership received a mandatory prepayment of principal of $2,540,834 on the outstanding Promissory Note from Triton. This prepayment will result in a reduction to future quarterly note payments and the balloon payment due March 31, 2004 from Triton.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the quarter ended June 30, 1997, the Partnership sold its remaining portfolio of 12 used aircraft to Triton Aviation Services V LLC. The aircraft sold during the quarter ended June 30, 1997 consisted of 11 Boeing 737-200 Advanced aircraft and one Boeing 747-100 Special Freighter aircraft. The Partnership sold one Boeing 737-200 to Westjet Airlines, Ltd. (Westjet) in February 1997. The Partnership sold two Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996. As discussed below, the Partnership sold one Boeing 747-100 Special Freighter aircraft to its former lessee American International Airways Limited (AIA) in June 1996.


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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the economic determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumed all obligations relating to maintenance reserves and security deposits relating to such leases. Subsequent to the Aircraft closings, cash balances related to maintenance reserves and security deposits of approximately $1,741,000 and $225,000, respectively, were transferred to the Purchaser.

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

The Partnership continues to own the note receivable (the "AIA Receivable") from American International Airways Limited ("AIA") with a current principal balance of $11,467,896, which had initially been included in the assets which were to be transferred to the Purchaser. After the date that the Partnership and the Purchaser entered into the definitive documentation for the sale transaction, but prior to the date that the AIA Receivable was transferred to the Purchaser, AIA failed to make a scheduled principal payment under the AIA Receivable and asked the Partnership to modify and restructure the AIA Receivable. As a result, the Partnership and the Purchaser agreed to modify and reform the definitive documentation for the sale transaction to exclude the AIA Receivable. The AIA Receivable is secured by a mortgage on a Boeing 747-100 Special Freighter aircraft. The AIA Receivable was amended, as discussed under "AIA Note Restructuring" below.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership recorded net income of $1,296,233, or $0.27 per limited partnership unit, for the three months ended September 30, 1997, compared to a net loss of $7,649,780, or $15.65 per limited partnership unit, for the same period in 1996. The Partnership recorded net income of $3,918,537, or $4.21 per limited partnership unit, for the nine months ended September 30, 1997, compared to a net loss of $12,630,872, or $26.51 per limited partnership unit, for the same period in 1996. The significant improvement in operating results for the three and nine months ended September 30, 1997, compared to the same periods in 1996, is due primarily to decreased depreciation expense recognized during 1997.

In June 1996, the Partnership sold one Boeing 747-100 Special Freighter aircraft to AIA upon expiration of its lease. The Partnership recognized no additional rental revenue on this aircraft subsequent to June 1996. The Partnership recognized an impairment loss of approximately $5,836,000 on this aircraft which was recorded as additional depreciation expense during the second quarter of 1996.

The Partnership recognized additional depreciation expense aggregating approximately $8.2 million during the third quarter of 1996 on three aircraft formerly leased to Southwest. In October 1996, one of three aircraft leased to Southwest, with expiration dates of October and December 1996, was returned to the Partnership. Upon review of the condition of this aircraft, it was determined that certain maintenance and modification work would be required to remarket this aircraft for re-lease. As a result, the Partnership determined that a sale of these aircraft on an "as is/where is" basis would maximize the projected economic return on the three aircraft to the Partnership. The Partnership reviewed the three aircraft for impairment based on the projected discounted cash flows from a sale of the aircraft on an "as is/where is" basis and recognized an impairment loss.

Rental revenues, net of related management fees, decreased during the three and nine months ended September 30, 1997, as compared to the same period in 1996, due to the sale of the Partnership's 12 Aircraft during the second quarter of 1997. Interest income increased during the three and nine months ended September 30, 1997, compared to the same periods in 1996, due to interest income recognized on a note receivable from Triton as part of the sale of the 12 aircraft during the second quarter of 1997.

Other factors contributing to the improved operations during the three and nine months ended September 30, 1997, were a decrease in management fees to the general partner and a decrease in operating expense. Management fees decreased due to the decrease in rental revenues and the decrease in operating expense is attributable to a decrease in maintenance and repair expense.

Liquidity and Cash Distributions

Liquidity - The Partnership received all payments on a current basis from Triton. At September 30, 1997, the Partnership had not received note payments from AIA for August and September 1997. The Partnership subsequently received the August and September 1997 payments of $176,859 in October 1997, which was included in rent and other receivables on the balance sheet at September 30, 1997.

On October 20, 1997, the Partnership received a mandatory prepayment of principal of $2,540,834 on the outstanding Promissory Note from Triton. This prepayment will result in a reduction to future quarterly note payments and the balloon payment due March 31, 2004 from Triton.

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

AIA Note Restructuring - AIA delivered an "Amended and Restated Purchase Money Promissory Note", dated September 9, 1997 to the Partnership. Under the terms of the amendment, AIA is required to pay the originally scheduled interest portion of the payments, but will defer the principal payments due in April 1997 through October 1997 (the Deferred Principal). The Deferred Principal is to be paid back during a seven month extension of the loan term, accruing interest at a rate of 13% per annum from the date of the deferral through the date the deferred amount is paid. As a result, this note has been classified as impaired. At this time, management believes the note receivable balance of $11,467,896 is fully recoverable and a loss provision has not been recorded. AIA has paid the scheduled interest portion of the note through July 1997. The combined August and September 1997 interest payments of $176,859 were received in October 1997.


Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 were $11,485,000, or $22.97 per limited partnership unit, compared to $2,500,000, or $5.00 per limited partnership unit, for the same period in 1996. Cash distributions to limited partners during the nine months ended September 30, 1997 were $17,735,000, or $35.47 per limited partnership unit, compared to $7,500,000, or $15.00 per limited partnership unit for the same period in 1996. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves, as previously discussed in the Liquidity section, and the receipt of note payments from AIA and Triton.

                           Part II. Other Information
                           --------------------------


Item 1.         Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - As previously disclosed, on May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the Polaris defendants filed a demurrer seeking to dismiss the amended complaint. Simultaneously with the filing of the demurrer, the Polaris defendants sought a stay of discovery. The hearing on the demurrer occurred on November 4, 1997. On November 5, 1997, the court granted the Polaris defendants' demurrer and ordered that plaintiffs be given 10 days leave to amend their complaint to plead demand futility.

On or about October 14, 1997, the plaintiffs in this action filed a separate Petition for Writ of Mandate in the San Francisco Superior Court entitled Ron Wallace, et al. v. Polaris Investment Management Corp., et al., seeking to obtain access to all the Partnership's books, records and documents. Subsequently, pursuant to an agreement between the parties, plaintiffs agreed to dismiss their Petition for Writ of Mandate with prejudice and the Polaris defendants agreed to withdraw its motion seeking a stay of discovery.

"Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. - On August 14, 1997, defendants filed a demurrer seeking to dismiss the complaint. Simultaneously with the filing of the demurrer, defendants sought a stay of discovery. A hearing on the demurrer was held on October 7, 1997. On October 24, 1997, the court overruled defendants' demurrer. On November 5, 1997, defendants filed a mandamus petition seeking to have the court's decision on the demurrer overturned.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

Item 6.         Exhibits and Reports on Form 8-K

a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       27.      Financial Data Schedule.

b)     Reports on Form 8-K

       A Current Report on Form 8-K/A, dated May 28, 1997, amending certain exhibits listed in Item 7, was filed on August 18, 1997.

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

                                      POLARIS AIRCRAFT INCOME FUND V,
                                      A California Limited Partnership
                                      (Registrant)
                                      By: Polaris Investment
                                          Management Corporation,
                                          General Partner




        November 12, 1997                 By: /S/Marc A. Meiches
----------------------------------            --------------------------------
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