Form 10-K
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND V
filed 1998-03-30
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from __to__

                          Commission File No. 33-21977

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                  94-3068259
       -------------------------------           -----------------------
       (State or other jurisdiction of           (IRS Employer I.D. No.)
        incorporation or organization)

    201 High Ridge Road, Stamford, Connecticut                06927
    ------------------------------------------             ----------
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    Documents incorporated by reference: None

                       This document consists of 37 pages.

                                     PART I

Item 1.        Business

Polaris Aircraft Income Fund V, a California Limited Partnership (PAIF-V or the Partnership), was formed primarily to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-V was organized as a California limited partnership on April 29, 1988 and will terminate no later than December 2020.

As more fully described in Item 7, the Partnership sold its remaining aircraft during 1997 and collected all remaining notes receivable. Polaris Investment Management Corporation, the general partner, is in the process of winding up the Partnership's business. With the exception of reserves maintained for anticipated expenses and costs of winding up, all proceeds were distributed during 1997 and the first quarter of 1998.


Item 2.  Properties

During 1997, Polaris Aircraft Income Fund V sold its 13 remaining aircraft. Four Boeing 737-200 Advanced aircraft leased to Southwest, three Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 727-200 Advanced aircraft leased to Sun Country, one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, and two Boeing 737-200 Advanced aircraft formerly leased and returned by Southwest, were sold to Triton Aviation Services V LLC. One Boeing 737-200 Advanced aircraft formerly leased and returned by Southwest in 1996 upon expiration of its lease was sold to Westjet Airlines, Ltd. in 1997.


Item 3.        Legal Proceedings

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Aircraft Income Fund V (the Partnership), Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James
J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. On December 2, 1997, the trial court issued a scheduling order setting a September 7, 1998 trial date.

Riskind, et al. v. Prudential Securities, Inc., et al. - This action was filed in the District Court of the 165 Judicial District, Maverick County, Texas, on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. A second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder,
Peabody & Co., Inc. (Kidder Peabody) was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed. This action was dismissed for want of prosecution in April of 1997.

Howland, et al. v. Polaris Holding Company, et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Adams, et al. v. Prudential Securities, Inc., et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as described in Item 10 of Part III below.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation (PIMC), the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that PIMC, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirements and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnerships in connection with the Sale Transaction described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton" and in failing to disclose material facts relating to such transaction. The plaintiffs sought to enjoin the Sale Transaction, but the Superior Court denied their motion on May 6, 1997. The plaintiffs appealed the Superior Court's denial of their motion to enjoin, but ultimately, the Supreme Court of Massachusetts denied their appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, the plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed the plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company,


                                       3
>


General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the defendants filed a motion to stay discovery and a demurrer seeking to dismiss the amended complaint. On November 5, 1997, the Superior Court granted the demurrer with leave to replead. On December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively. On January 26, 1998, defendants filed a demurrer seeking to dismiss the second amended complaint on the grounds that plaintiffs had failed to satisfy the pre-litigation demand requirements under California law for commencing a derivative action.

"Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. - On or about June 19, 1997, and action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. and Eric Dull (the President of PIMC), as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton." On August 14, 1997, defendants filed a demurrer seeking to dismiss the complaint. Simultaneously with the filing of the demurrer, defendants sought a stay of discovery. After a hearing on the matter, the court overruled the defendants' demurrer. On November 5, 1997, defendants filed a mandamus petition seeking to have the court's decision on the demurrer overturned. The mandamus was denied, and a trial date of September 14, 1998 has been set.

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

b)       Number of Security Holders:

                                                      Number of Record Holders
         Title of Class                               as of December 31, 1997
         ------------------------                     --------------------------

         Depository Units Representing Assignments
         of Limited Partnership Interests:                     14,732

         General Partnership Interest:                            1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning January 1989. Cash distributions to Unit Holders during 1997 and 1996 were $19,719,999 and $10,000,000, respectively. Cash distributions per limited partnership unit were $39.44 and $20.00 during 1997 and 1996, respectively.

Item 6.  Selected Financial Data

                                                   For the years ended December 31,

                                1997          1996            1995            1994           1993
                                ----          ----            ----            ----           ----
Revenues                    $ 8,008,088  $ 15,068,573   $  16,587,862   $  19,250,007   $ 20,287,874

Net Income (Loss)             5,049,889   (52,832,080)    (12,994,459)    (10,061,522)     3,068,363

Net Income (Loss)
  allocated to Limited
  Partners                    3,027,587   (53,303,659)    (13,864,414)    (10,960,807)     1,787,805

Net Income (Loss) per
  Limited Partnership Unit         6.06       (106.61)         (27.73)         (21.92)          3.58

Cash Distributions per
  Limited Partnership
  Unit                            39.44         20.00           20.00           20.00          25.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                39.44         20.00           20.00           20.00          21.42

Total Assets                 53,804,199    72,594,268     138,821,191     164,045,656    184,220,856

Partners' Capital            53,647,194    70,508,416     134,451,607     158,557,177    179,729,810

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1997, Polaris Aircraft Income Fund V (the Partnership) sold its remaining portfolio of 13 used aircraft out of its original portfolio of 14 aircraft. Twelve aircraft were sold to Triton Aviation Services V LLC as follows: four Boeing 737-200 Advanced aircraft leased to Southwest, three Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 727-200 Advanced aircraft leased to Sun Country, one Boeing 747-100 Special Freighter aircraft leased to Polar Air Cargo, and two Boeing 737-200 Advanced aircraft formerly leased and returned by Southwest. The Partnership sold one Boeing 737-200 to Westjet Airlines, Ltd. (Westjet) in February 1997. As discussed below, the Partnership sold one Boeing 747-100 Special Freighter aircraft to its former lessee American International Airways Limited (AIA) in June 1996. As discussed below under "Liquidity and Cash Distributions", Polaris Investment Management Corporation (PIMC or the General Partner), is in the process of winding up the Partnership's business.


Remarketing Update

Sale of One Boeing 737-200 to Westjet - In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest Airlines Co. (Southwest), to Westjet Airlines, Ltd. (Westjet). The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit held in 1996 for a total sales price to Westjet of $1,400,000. In October 1996, Southwest had paid to the Partnership $155,694, which was recorded as an increase in maintenance reserves, in lieu of meeting certain return conditions specified in the lease. Upon the sale of the aircraft in February 1997, this amount was reported as additional sales revenue. The combined sales revenue of $1,555,694 approximated the net carrying value of the aircraft.

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of all 12 of the Partnership's remaining aircraft (the "Aircraft") and a note receivable by Triton Aviation Services V LLC, a special purpose company (the "Purchaser"). The closings for the purchase of all 12 of the Aircraft occurred from May 28, 1997 to June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unit holders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check has occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $34,750,259 which was allocated to the Aircraft, a note and other receivables. The Purchaser paid into an escrow account $3,914,964 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $30,835,295. The Partnership received $3,914,964 from the escrow account on June 24, 1997. On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the economic determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumed all obligations relating to maintenance reserves and security deposits relating to such leases. Subsequent to the Aircraft closings, cash balances related to maintenance reserves and security deposits of approximately $1,741,000 and $225,000, respectively were transferred to the Purchaser.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996, and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC he had no affiliation with Triton Aviation or its affiliates.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the aircraft required the Partnership to record an adjustment to the net carrying value of the Aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations in 1997.


Partnership Operations

The Partnership reported net income of $5,049,889, or $6.06 per limited partnership unit for the year ended December 31, 1997, compared to net losses of $52,832,080 and $12,994,459, or $106.61 and $27.73 per limited partnership unit for the years ended December 31, 1996 and 1995, respectively. The net losses in 1996 and 1995 were primarily the result of increases in depreciation expense for certain of the Partnership's aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft, the Partnership recognized the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $54.9 million and $13.9 million, or $109.84 and $27.58 per limited Partnership unit as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase 12 of the Partnership's remaining aircraft and certain notes receivable subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

The increased depreciation expense reduced the aircraft's carrying value and reduced the amount of future depreciation expense that the Partnership would recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995.

Rental revenues, management fees and depreciation decreased during 1997, as compared to 1996, due to the sale of the Partnership's 13 Aircraft to Triton and Westjet during 1997. Interest income increased during 1997, compared to the same periods in 1996, due to interest income earned on the Promissory Note from Triton.

Rental revenues in 1996, compared to 1995, decreased as a result of the Partnership's aircraft having been re-leased at lower lease rates. In 1996, the aircraft leased to AIA was sold, resulting in a decrease in rental revenues during 1996.

The Partnership incurred approximately $536,000 and $371,000 of heavy maintenance costs, recognized as operating expense during 1996 and 1995, respectively, for the two Boeing 727-200 Advanced aircraft leased to Sun Country. There were no comparable costs in 1997.

Liquidity and Cash Distributions

Liquidity - As previously discussed, the Partnership sold its remaining aircraft during 1997. PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available sufficient funds to satisfy anticipated contingencies and expenses in connection with winding up its business. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during 1997, 1996 and 1995 were $19,719,999, $10,000,000 and $10,000,000, respectively. Cash distributions per limited partnership unit were $39.44 during 1997, and $20.00 in both 1996 and 1995. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

Item 8.  Financial Statements and Supplementary Data










                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund V,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund V, A California Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 23, 1998

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                       1997             1996
                                                       ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 53,802,187     $ 23,252,136

RENT AND OTHER RECEIVABLES                               2,012        1,371,941

NOTES RECEIVABLE                                          -          12,118,157

AIRCRAFT, net of accumulated depreciation
   of  $146,813,332 in 1996                               -          35,852,034
                                                  ------------     ------------

                                                  $ 53,804,199     $ 72,594,268
                                                  ============     ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    103,569     $    231,741

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          53,436           73,093

SECURITY DEPOSITS                                         -             475,000

MAINTENANCE RESERVES                                      -           1,306,018
                                                  ------------     ------------

          Total Liabilities                            157,005        2,085,852
                                                  ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                  (1,674,489)      (1,505,679)
   Limited Partners, 500,000 units
       issued and outstanding                       55,321,683       72,014,095
                                                  ------------     ------------

          Total Partners' Capital                   53,647,194       70,508,416
                                                  ------------     ------------

                                                  $ 53,804,199     $ 72,594,268
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           1997          1996          1995
                                           ----          ----          ----

REVENUES:
    Rent from operating leases        $ 3,911,355  $  12,944,667  $  14,922,692
    Interest and other                  4,096,733      1,747,001      1,177,018
    Gain on sale of aircraft                 -           376,905        488,152
                                      -----------  -------------  -------------

             Total Revenues             8,008,088     15,068,573     16,587,862
                                      -----------  -------------  -------------

EXPENSES:
    Depreciation and amortization       2,297,427     66,375,892     28,087,007
    Management fees to general partner    120,495        647,233        746,135
    Operating                             191,939        550,710        384,838
    Administration and other              348,338        326,818        364,341
                                      -----------     ----------     ----------

             Total Expenses             2,958,199     67,900,653     29,582,321
                                      -----------     ----------     ----------

NET INCOME (LOSS)                     $ 5,049,889  $ (52,832,080) $ (12,994,459)
                                      ===========  =============  =============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER               $ 2,022,302  $     471,579  $     869,955
                                      ===========  =============  =============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS               $ 3,027,587  $ (53,303,659) $ (13,864,414)
                                      ===========  =============  =============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                  $      6.06  $     (106.61) $      (27.73)
                                      ===========  =============  =============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      General       Limited
                                      Partner       Partners          Total
                                      -------       --------          -----
Balance, December 31, 1994        $  (624,991)  $ 159,182,168  $ 158,557,177

    Net income (loss)                 869,955     (13,864,414)   (12,994,459)

    Cash distributions to partners (1,111,111)    (10,000,000)   (11,111,111)
                                  -----------   -------------  -------------

Balance, December 31, 1995           (866,147)    135,317,754    134,451,607

    Net income (loss)                 471,579     (53,303,659)   (52,832,080)

    Cash distributions to partners (1,111,111)    (10,000,000)   (11,111,111)
                                  -----------   -------------  -------------

Balance, December 31, 1996         (1,505,679)     72,014,095     70,508,416

    Net income                      2,022,302       3,027,587      5,049,889

    Cash distributions to partners (2,191,112)    (19,719,999)   (21,911,111)
                                  -----------   -------------  -------------

Balance, December 31, 1997        $(1,674,489)  $  55,321,683  $  53,647,194
                                  ===========   =============  =============




        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                           1997          1996           1995
                                                           ----          ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $  5,049,889   $(52,832,080)  $(12,994,459)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                        2,297,427     66,375,892     28,087,007
    Gain on sale of aircraft                                  --         (376,905)      (488,152)
    Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
           receivables                                     321,251      1,843,480       (818,902)
       Increase (decrease) in payable to affiliates        (75,742)      (562,160)       573,786
       Decrease in accounts payable
           and accrued liabilities                        (235,557)       (94,454)    (1,236,612)
       Increase (decrease) in security deposits           (225,000)       206,000           --
       Decrease in maintenance reserves                   (909,642)    (1,833,118)      (456,069)
                                                      ------------   ------------   ------------

           Net cash provided by operating activities     6,222,626     12,726,655     12,666,599
                                                      ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft and engine              5,722,173      1,898,776           --
  Increase in notes receivable                                --         (146,646)          --
  Payments to Purchaser related to sale of aircraft     (2,290,443)          --             --
  Principal payments on notes receivable                30,835,295        386,457         73,095
  Principal payments on finance sale of aircraft        11,971,511      1,405,394        488,152
  Increase in aircraft capitalized costs                      --       (2,750,000)          --
                                                      ------------   ------------   ------------

           Net cash provided by investing activities    46,238,536        793,981        561,247
                                                      ------------   ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                       (21,911,111)   (11,111,111)   (11,111,111)
                                                      ------------   ------------   ------------

           Net cash used in financing activities       (21,911,111)   (11,111,111)   (11,111,111)
                                                      ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                           30,550,051      2,409,525      2,116,735
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     23,252,136     20,842,611     18,725,876
                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $ 53,802,187   $ 23,252,136   $ 20,842,611
                                                      ============   ============   ============


        The accompanying notes are an integral part of these statements.
                                       16

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund V, A California Limited Partnership (PAIF-V or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents is stated at cost, which approximates fair value.

Aircraft and Depreciation - The aircraft were recorded at cost, which included acquisition costs. Depreciation to an estimated residual value was computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provided current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft was increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft, an impairment loss was recognized.

Capitalized Costs - Aircraft modification and maintenance costs which were determined to increase the value or extend the useful life of the aircraft were capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs were also subject to periodic evaluation as discussed above.

Other Assets - Lease acquisition costs were capitalized as other assets and amortized using the straight-line method over the term of the lease. Organization costs were capitalized and amortized using the straight-line method over a period of five years.

Operating Leases - The aircraft leases were accounted for as operating leases. Lease revenues were recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership received maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments were recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1997, 1996, and 1995.

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

                                                  1996
                                                  ----
         Allowance for credit losses,
             beginning of year                 $ (376,905)
         Collections                              376,905
                                               -----------
         Allowance for credit losses
             end of year                       $     -
                                               ===========


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

3.       Aircraft

During 1997, the Partnership sold all of its remaining aircraft from its original portfolio of 14 used commercial jet aircraft. The aircraft leases were generally net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases required the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and required compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees were required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally stated a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

As discussed in Note 1, the Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its aircraft as of December 31, 1996 and 1995.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $54.9 million and $13.9 million, or $109.84 and $27.58 per limited Partnership unit as increased depreciation expense in 1996 and 1995, respectively. The deficiencies in 1995 were generally the result of declining estimates in the residual values of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase 12 of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of these aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.


4.       Sale of Aircraft

Sale of One Boeing 737-200 to Westjet - In February 1997, the Partnership sold one Boeing 737-200 Advanced aircraft formerly on lease to Southwest Airlines Co. (Southwest), to Westjet Airlines, Ltd. (Westjet). The Partnership received $1,150,000 in February 1997, and applied the $250,000 security deposit held in 1996 for a total sales price to Westjet of $1,400,000. In October 1996, Southwest had paid to the Partnership $155,694, which was recorded as an increase in maintenance reserves, in lieu of meeting certain return conditions specified in the lease. Upon the sale of the aircraft in February 1997, this amount was reported as additional sales revenue. The combined sales revenue of $1,555,694 approximated the net carrying value of the aircraft.

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of all 12 of the Partnership's remaining aircraft (the "Aircraft") and a note receivable by Triton Aviation Services V LLC, a special purpose company (the "Purchaser"). The closings for the purchase of all 12 of the Aircraft occurred from May 28, 1997 to June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $34,750,259 which was allocated to the Aircraft, a note and other receivables. The Purchaser paid into an escrow account $3,914,964 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $30,835,295. The Partnership received $3,914,964 from the escrow account on June 24, 1997.

On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the economic determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumed all obligations relating to maintenance reserves and security deposits relating to such leases. Subsequent to the Aircraft closings, cash balances related to maintenance reserves and security deposits of approximately $1,741,000 and $225,000, respectively were transferred to the Purchaser.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996, and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC he had no affiliation with Triton Aviation or its affiliates.

The Partnership did not transfer the note receivable from AIA (the "AIA Receivable"), which had initially been included in the assets which were to be transferred to the Purchaser. After the date that the Partnership and the Purchaser entered into the definitive documentation for the sale transaction, but prior to the date that the AIA Receivable was transferred to the Purchaser, AIA failed to make a scheduled principal payment under the AIA Receivable and asked the Partnership to modify and restructure the AIA Receivable. As a result, the Partnership and the Purchaser agreed to modify and reform the definitive documentation for the sale transaction to exclude the AIA Receivable. The AIA Receivable is secured by a mortgage on a Boeing 747-100 Special Freighter aircraft. The AIA Receivable was amended, as discussed in above.

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

The Accounting Treatment of the Transaction - In accordance with GAAP, the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of rents accruing from April 1, 1997 to the closing dates. As a result, the Partnership made payments to the Purchaser for the amounts due and received effective April 1, 1997. Payments during this period totaling $1,501,456 are included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $3,914,964 have been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date, estimated selling costs, adjustments to the aircraft maintenance reserves due the Purchaser and aircraft return conditions payments that the Partnership was entitled to retain. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $33,141,808.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the aircraft required the Partnership to record an adjustment to the net carrying value of the Aircraft held for sale of approximately $1,318,620 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations in 1997.

Sale to Aeroperu - Three Boeing 727-100 aircraft were transferred from American Trans Air, Inc. (ATA) to the Partnership in 1993 as part of the ATA lease transaction. In August 1993, the Partnership negotiated a sale to Aeroperu of two of the Boeing 727-100 aircraft that were transferred to the Partnership under the ATA lease. The Partnership agreed to accept payment of the sale prices of approximately $699,000 and $639,000 in 36 monthly installments of $23,000 and $21,000, respectively, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale prices. Gain on sale of the aircraft and interest revenue was recognized as payments were received. During 1996 and 1995, the Partnership received principal and interest payments due from Aeroperu totaling $396,000 and $572,000, respectively, of which $376,905 and $488,152 were recorded as gain on sale in the year ended December 31, 1996 and 1995 statements of operations, respectively. The notes receivable and corresponding allowances for credit losses were reduced by the principal portion of payments received. In July 1996, the Partnership received the final payment due from Aeroperu and the remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu. The third aircraft was sold in August 1994 to Sunrise Partners, Inc. for $250,000.

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

In June 1996, the Partnership sold the aircraft to AIA for $13.0 million. In addition, the Partnership retained maintenance reserves aggregating approximately $1,749,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. The Partnership agreed to accept payment of the sale price, in sixty equal monthly installments with interest at a rate of 10% per annum, beginning July 1996.

AIA delivered to the Partnership, an "Amended and Restated Purchase Money Promissory Note" dated September 9, 1997. Under the terms of the amendment, AIA was required to pay the originally scheduled interest portion of the payments, but deferred the principal payments due in April 1997 through October 1997 (the Deferred Principal). The Deferred Principal was to be paid back during a seven month extension of the loan term, accruing interest at a rate of 13% per annum from the date of the deferral through the date the deferred amount is paid. On November 19, 1997, the Partnership received $11,520,685 from AIA as prepayment in full of its outstanding note receivable and interest earned by the Partnership through the payment date.


5.       Engine Purchase

In September 1996, the Partnership purchased two refurbished engines to replace two inoperable engines on the Boeing 747-100 Special Freighter aircraft on lease to Polar Air Cargo, Inc. (Polar Air Cargo) for an aggregate cost of $2.75 million. The Partnership capitalized the cost of the two refurbished engines to be depreciated over the remaining estimated useful life of the aircraft. These engines were sold along with the aircraft to Triton Aviation Services V LLC as discussed in Note 4. The Partnership sold one of the inoperable engines in October 1996 for $150,000, which was applied to the net book value of the two refurbished engines. The second inoperable engine was transferred to a maintenance facility in settlement of disputed claims.

6.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

         a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1997, 1996 and 1995, the Partnership paid management fees to PIMC of $155,522, $698,249 and $727,431, respectively. Management fees payable to PIMC at December 31, 1997 and 1996 were $0 and $87,461, respectively.

         b. Out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. The Partnership paid $1,126,007, $1,481,892 and $4,238,469 to PIMC in 1997, 1996 and
              1995, respectively. At December 31, 1997 and 1996, $103,569 and $144,280 were payable to PIMC, respectively.

          c. A 10% interest to PIMC in all cash distributions from operations and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the total aircraft cost, gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition.

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

         e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 7).


7.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 6). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 9, varies from income or loss calculated for tax purposes.

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners.

The different methods of allocating items of income, loss and cash available for distribution combined with the calculation of items of income and loss for book and tax purposes result in book basis capital accounts that may vary significantly from tax basis capital accounts. The ultimate liquidation and distribution of remaining cash will be based on the tax basis capital accounts following liquidation, in accordance with the Agreement.

At December 31, 1997,  the tax basis capital  (deficit)  accounts of the General
Partner  and  the  Limited   Partners   were   ($1,141,606)   and   $54,788,802,
respectively.


8.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1997 and 1996 are as follows:

                     Reported Amounts      Tax Basis        Net Difference
                     ----------------      ---------        --------------

1997:    Assets      $ 53,804,199      $  53,804,199        $      -
         Liabilities      157,005            157,005               -

1996:    Assets      $ 72,594,268      $  97,027,418        $ (24,433,150)
         Liabilities    2,085,852            828,269            1,257,583


9.       Reconciliation of Book Net Income (Loss) to Taxable Net Loss

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                            For the years ended December 31,

                                                              1997      1996     1995
                                                              ----      ----     ----
Book net income (loss) per limited partnership unit        $  6.06   $(106.61) $(27.73)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition       0.38       5.69    (0.97)
     Management fee expense                                    --       (0.04)   (0.04)
     Depreciation                                           (12.44)     93.61    14.84
     Gain or loss on sale of aircraft                       (39.55)    (10.71)   (0.97)
     Capitalized costs                                        0.31       0.73     4.36
     Other revenue and expense items                         (0.63)     (4.15)   (0.04)
                                                            -------   -------- --------

Taxable loss per limited partnership unit                  $(45.87)   $(21.48) $(10.55)
                                                           ========   ======== ========

The differences between net income and loss for book purposes and net income and loss for tax purposes resulted from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue was generally recorded as it was earned. For tax purposes, certain temporary differences existed in the recognition of revenue. For tax purposes, management fee expense was accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves were capitalized or expensed for tax purposes, as appropriate.

The Partnership computed depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluated the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and accordingly recognized adjustments which increased book depreciation expense. As a result, the net current year tax depreciation expense was greater than the book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


10.      Subsequent Events

The Partnership made a cash distribution of $14,175,000 or $28.35 per limited partnership unit, to limited partners, and $1,575,000 to the General Partner on January 15, 1998.

The Partnership made a special cash distribution of $32,755,000, or $65.51 per limited partnership unit, to limited partners, and $3,639,444 to the General Partner on February 23, 1998, as a result of the prepayment of the Promissory Note from Triton, as discussed in Note 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund V, A California Limited Partnership (PAIF-V or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

              Name                          PIMC  Title
         -----------------          -------------------------
         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Richard J. Adams           Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 37, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 45, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 64, held the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC from August 1992 until October 1997, having previously served as Vice President - Aircraft Sales & Leasing, Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams assumed the position of Director of
PIMC. Mr. Adams presently holds the position of Senior Vice President - Fleet Advisory Services of GECAS, having previously held the position of Senior Vice President - Stage II Aircraft.

Mr. Liu, 40, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 49, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 56, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Partnership is not named as a defendant in this action. The complaint seeks an award of compensatory and other damages and remedies. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. On September 25, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19,

1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

Moross, et al. v. Polaris Holding Company, et al. was transferred to the Multi-District Litigation, which has been settled as described below.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The Partnership is not named as a defendant in this action. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 allegedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees.

On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to make a payment to a class of unitholders previously certified by the Court. On August 1, 1997, the Court approved a class settlement with the Polaris defendants.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc. (Kidder Peabody), et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The Partnership is not named as a defendant in this action. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through
VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. On March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second

Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. On December 18, 1997, the Court ordered that plaintiffs show good cause why the action should not be dismissed without prejudice for lack of prosecution. On January 14, 1998, a hearing was held with respect to the order to show cause, and the Court determined that the action should be dismissed without prejudice for lack of prosecution.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The Partnership is not named as a defendant in this action. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. On October 8, 1997, this action was discontinued with prejudice by stipulation of the parties.

Mary C. Scott v. Prudential Securities Inc. et al. was transferred to the Multi-District Litigation, which has been settled as described above.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital
Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

The following actions were settled pursuant to a settlement agreement entered into on June 6, 1997. An additional settlement was entered into on November 19, 1997 with certain plaintiffs who had refused to participate in the first settlement:

A complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 15, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Mary Grant Tarrer, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 16, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 6, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 13, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 26, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about January 16, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled George Zicos, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about February 14, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

Three complaints which were filed on or about March 21, 1997 in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in any of these actions. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about April 9, 1996, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Wilson et al. v. Polaris Holding Company et al., which was filed in the Superior Court of the State of California for the County of Sacramento on October 1, 1996, by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and Does 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs.


Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1997 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. Executive Compensation

PAIF-V has no directors or officers. PAIF-V is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $155,522 were paid to PIMC in 1997 in addition to a 10% interest in all cash distributions as described in Note 6 to the financial statement (Item 8).


Item 12. Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-V to own beneficially more than five percent of any class of voting securities of PAIF-V.

     b) The General Partner of PAIF-V owns the equity securities of PAIF-V as set forth in the following table:

         Title          Name of           Amount and Nature of        Percent
        of Class   Beneficial Owner       Beneficial Ownership        of Class
        --------   ----------------       --------------------        --------
        General    Polaris Investment  Represents a 10.0% interest      100%
        Partner    Management          of all cash  distributions,
        Interest   Corporation         gross income in an amount
                                       equal to 9.09% of distributed
                                       cash available from operations,
                                       and a 1% interest in net income
                                       or loss

     c) There are no arrangements known to PAIF-V, including any pledge by any person of securities of PAIF-V, the operation of which may at a subsequent date result in a change in control of PAIF-V.




Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------
              Report of Independent Public Accountants                    12
              Balance Sheets                                              13
              Statements of Operations                                    14
              Statements of Changes in Partners' Capital (Deficit)        15
              Statements of Cash Flows                                    16
              Notes to Financial Statements                               17

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         A current report on Form 8-K was filed on January 5, 1998 to report the prepayment in full of the Promissory Note due from Triton Aviation Services V LLC on December 30, 1997.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27. Financial Data Schedule (in electronic format only).

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


                                      POLARIS AIRCRAFT INCOME FUND V,
                                      A California Limited Partnership
                                      (REGISTRANT)
                                      By:  Polaris Investment
                                           Management Corporation
                                           General Partner




           March 27, 1998            By: /S/ Eric M. Dull
    -------------------------            ----------------
                Date                     Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                    Title                            Date

   /S/Eric M. Dull      President and Director of Polaris        March 27, 1998
   ---------------      Investment Management Corporation,       --------------
   (Eric M. Dull)       General Partner of the Registrant

   /S/Marc A. Meiches   Chief Financial Officer of Polaris       March 27, 1998
   ------------------   Investment Management Corporation,       --------------
   (Marc A. Meiches)    General Partner of the Registrant


   /S/Richard J. Adams  Director of Polaris Investment           March 27, 1998
   -------------------  Management Corporation, General          --------------
   (Richard J. Adams)   Partner of the Registrant