Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND V
filed 1998-05-14
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                        State of Organization: California
                   IRS Employer Identification No. 94-3068259
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes _X_ No ___









                       This document consists of 11 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX


Part I.       Financial Information                                        Page


     Item 1.      Financial Statements

        a)  Balance Sheets - March 31, 1998 and
            December 31, 1997..............................................  3

        b)  Statements of Operations - Three Months Ended
            March 31, 1998 and 1997........................................  4

        c)  Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1997
            and Three Months Ended March 31, 1998..........................  5

        d)  Statements of Cash Flows - Three Months
            Ended March 31, 1998 and 1997..................................  6

        e)  Notes to Financial Statements..................................  7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........  9



Part II. Other Information

     Item 1.  Legal Proceedings........................................... 10

     Item 6.  Exhibits and Reports on Form 8-K............................ 10

     Signature    ........................................................ 11

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       1998            1997
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  1,934,238    $ 53,802,187

RECEIVABLES                                               1,363           2,012
                                                   ------------    ------------

                                                   $  1,935,601    $ 53,804,199
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     87,042    $    103,569

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           178,844          53,436
                                                   ------------    ------------

         Total Liabilities                              265,886         157,005
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (6,886,705)     (1,674,489)
  Limited Partners, 500,000 units
     issued and outstanding                           8,556,420      55,321,683
                                                   ------------    ------------

         Total Partners' Capital                      1,669,715      53,647,194
                                                   ------------    ------------

                                                   $  1,935,601    $ 53,804,199
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                        1998          1997
                                                        ----          ----
REVENUES:
   Rent from operating leases                        $      -     $2,409,899
   Interest                                             346,805      581,742
                                                     ----------   ----------

           Total Revenues                               346,805    2,991,641
                                                     ----------   ----------

EXPENSES:
   Depreciation                                            -        978,807
   Management fees to general partner                      -        120,495
   Operating                                            92,505      114,627
   Administration and other                             87,335       72,982
                                                     ----------   ----------

           Total Expenses                               179,840    1,286,911
                                                     ----------   ----------

NET INCOME                                           $  166,965   $1,704,730
                                                     ==========   ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $    2,228   $  267,022
                                                     ==========   ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                               $  164,737   $1,437,708
                                                     ==========   ==========

NET INCOME PER
   LIMITED PARTNERSHIP UNIT                          $     0.33   $     2.88
                                                     ==========   ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                          Three Months Ended March 31, 1998
                                          ---------------------------------

                                       General        Limited
                                       Partner        Partners          Total
                                       -------        --------          -----


Balance, December 31, 1996         $ (1,505,679)   $ 72,014,095    $ 70,508,416

   Net income                         2,022,302       3,027,587       5,049,889

   Cash distributions to partners    (2,191,112)    (19,719,999)    (21,911,111)
                                   ------------    ------------    ------------

Balance, December 31, 1997           (1,674,489)     55,321,683      53,647,194

   Net income                             2,228         164,737         166,965

   Cash distributions to partners    (5,214,444)    (46,930,000)    (52,144,444)
                                   ------------    ------------    ------------

Balance, March 31, 1998            $ (6,886,705)   $  8,556,420    $  1,669,715
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1998            1997
                                                        ----            ----

OPERATING ACTIVITIES:
   Net income                                      $    166,965    $  1,704,730
   Adjustments to reconcile net income to
      net cash provided by operating
        activities:
      Depreciation                                          -           978,807
      Changes in operating assets and
        liabilities:
         Decrease (increase) in rent and other
           receivables                                      649        (443,079)
         Increase in other assets                           -           (31,877)
         Increase (decrease) in payable to
           affiliates                                   (16,527)        117,456
         Increase (decrease) in accounts payable
           and accrued liabilities                      125,408         (55,474)
         Decrease in security deposits                      -          (250,000)
         Decrease in maintenance reserves                   -          (128,611)
                                                   ------------    ------------

           Net cash provided by operating
             activities                                 276,495       1,891,952
                                                   ------------    ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           -         1,555,694
   Principal payments on finance sale of
     aircraft                                               -           354,369
                                                   ------------    ------------

           Net cash provided by investing
             activities                                     -         1,910,063
                                                   ------------    ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                   (52,144,444)     (2,777,778)
                                                   ------------    ------------

           Net cash used in financing
             activities                             (52,144,444)     (2,777,778)
                                                   ------------    ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                      (51,867,949)      1,024,237

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               53,802,187      23,252,136
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $  1,934,238    $ 24,276,373
                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund V's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                            Three Months Ended     Payable at
                                             March 31, 1998     March 31, 1998
                                             --------------     --------------

Out-of-Pocket Administrative Expense
     Reimbursement                              $ 64,830          $ 59,681

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement            46,140            27,361
                                                --------          --------

                                                $110,970          $ 87,042
                                                ========          ========


3.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed below under "Liquidity and Cash Distributions", Polaris Investment Management Corporation (PIMC or the General Partner), is in the process of winding up the business of Polaris Aircraft Income Fund V (the Partnership). During 1997, the Partnership sold its remaining portfolio of 13 used aircraft out of its original portfolio of 14 aircraft.


Partnership Operations

The Partnership reported net income of $166,965, or $0.33 per limited partnership unit, for the three months ended March 31, 1998, compared to net income of $1,704,730, or $2.88 per unit, for the same period in 1997. The significant decline in operating results for the three months ended March 31, 1998, compared to the same period in 1997, is due primarily to the sale of the Partnership's remaining aircraft in 1997 as discussed above.

Interest income decreased during the three months ended March 31, 1998 compared to the same period in 1997, due to the repayment of a note receivable from AIA in November 1997.

Operating expenses decreased during the three months ended March 31, 1998 compared to the same period in 1997. The decrease was due to maintenance expenses recorded during the three months ended March 31, 1997 related to aircraft sold to AIA and Triton during 1997. Partially offsetting this decrease was an increase in legal expenses during the three months ended March 31, 1998 related to the sale of aircraft to Triton.

Administration and other expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to increases in printing and postage costs related to an additional distribution.


Liquidity and Cash Distributions

Liquidity - As previously discussed, the Partnership sold its remaining aircraft during 1997. Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available sufficient funds to satisfy anticipated contingencies and expenses in connection with winding up its business. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1998 were $46,930,000, or $93.86 per limited partnership unit, compared to $2,500,000, or $5.00 per limited partnership unit, during the three months ended March 31, 1997. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services V LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.         Exhibits and Reports on Form 8-K

a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       27. Financial Data Schedule (in electronic format only).

b)     Reports on Form 8-K

       A Current Report on Form 8-K, dated December 30, 1997, reporting a prepayment in full of the Promissory Note from Triton Aviation Services V LLC, was filed on January 5, 1998.

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

                                POLARIS AIRCRAFT INCOME FUND V,
                                A California Limited Partnership
                                (Registrant)
                                By:  Polaris Investment
                                     Management Corporation,
                                     General Partner




         May 13, 1998                By:  /S/Marc A. Meiches
-----------------------------             ----------------------
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