Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND V
filed 1998-08-13
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) -Year Ended December 31, 1997
                  and Six Months Ended June 30, 1998..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................9

         Item 6.      Exhibits and Reports on Form 8-K........................9

         Signature    .......................................................10

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1998            1997
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  1,821,319    $ 53,802,187

RECEIVABLES                                               1,363           2,012
                                                   ------------    ------------

                                                   $  1,822,682    $ 53,804,199
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    181,957    $    103,569

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES                                              69,001          53,436
                                                   ------------    ------------

         Total Liabilities                              250,958         157,005
                                                   ------------    ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (6,887,685)     (1,674,489)
  Limited Partners, 500,000 units
     issued and outstanding                           8,459,409      55,321,683
                                                   ------------    ------------

         Total Partners' Capital                      1,571,724      53,647,194
                                                   ------------    ------------

                                                   $  1,822,682    $ 53,804,199
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                                  --------               --------

                                             1998        1997        1998        1997
                                             ----        ----        ----        ----

REVENUES:
   Rent from operating leases             $     --    $1,501,456  $     --    $3,911,355
   Interest                                   25,212     866,366     372,017   2,448,108
                                          ----------  ----------  ----------  ----------

           Total Revenues                     25,212   2,367,822     372,017   5,359,463
                                          ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation and amortization                --     1,318,620        --     2,297,427
   Management fees to general partner           --          --          --       120,495
   Operating                                  41,379      19,249     133,884     133,876
   Administration and other                   81,824     112,379     169,159     185,361
                                          ----------  ----------  ----------  ----------

           Total Expenses                    123,203   1,450,248     303,043   2,737,159
                                          ----------  ----------  ----------  ----------

NET INCOME (LOSS)                         $  (97,991) $  917,574  $   68,974  $2,622,304
                                          ==========  ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                 $     (980) $  384,139  $    1,248  $  651,161
                                          ==========  ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                    $  (97,011) $  533,435  $   67,726  $1,971,143
                                          ==========  ==========  ==========  ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $    (0.19) $     1.06  $     0.14  $     3.94
                                          ==========  ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1997 and
                                            Six Months Ended June 30, 1998
                                            ------------------------------

                                        General       Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (1,505,679)  $ 72,014,095   $ 70,508,416

   Net income                           2,022,302      3,027,587      5,049,889

   Cash distributions to partners      (2,191,112)   (19,719,999)   (21,911,111)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (1,674,489)    55,321,683     53,647,194

   Net income                               1,248         67,726         68,974

   Cash distributions to partners      (5,214,444)   (46,930,000)   (52,144,444)
                                     ------------   ------------   ------------

Balance, June 30, 1998               $ (6,887,685)  $  8,459,409   $  1,571,724
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         1998           1997
                                                         ----           ----

OPERATING ACTIVITIES:
   Net income                                       $     68,974   $  2,622,304
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                          --        2,297,427
      Changes in operating assets and liabilities,
         net of effect of sale of aircraft:
         Decrease (increase) in rent and other
           receivables                                       649        (49,756)
         Increase in other assets                           --           (1,472)
         Increase (decrease) in payable to
           affiliates                                     78,388        (99,370)
         Increase (decrease) in accounts payable
           and accrued liabilities                        15,565        (26,419)
         Decrease in security deposits                      --         (225,000)
         Decrease in maintenance reserves                   --         (909,642)
                                                    ------------   ------------

           Net cash provided by operating
              activities                                 163,576      3,608,072
                                                    ------------   ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           --        5,674,334
   Payments to Purchaser related to sale of
     aircraft                                               --       (2,290,443)
   Principal payments on notes receivable                   --          587,308
   Principal payments on finance sale of
     aircraft                                               --          533,770
                                                    ------------   ------------

           Net cash provided by investing
             activities                                     --        4,504,969
                                                    ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                    (52,144,444)    (6,944,444)
                                                    ------------   ------------

           Net cash used in financing activities     (52,144,444)    (6,944,444)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                       (51,980,868)     1,168,597

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                53,802,187     23,252,136
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $  1,821,319   $ 24,420,733
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                   Payments for
                                                Three Months Ended  Payable at
                                                   June 30, 1998   June 30, 1998
                                                   -------------   -------------
Out-of-Pocket Administrative and Selling
     Expense Reimbursement                            $103,648       $177,124

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement                  34,460          4,833
                                                      --------       --------

                                                      $138,108       $181,957
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


Partnership Operations

The Partnership recorded a net loss of $97,991, or $0.19 per limited partnership unit for the three months ended June 30, 1998, compared to net income of $917,574, or $1.06 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded net income of $68,974, or $0.14 per limited partnership unit for the six months ended June 30, 1998, compared to net income of $2,622,304, or $3.94 per limited partnership unit, for the six months ended June 30, 1997. The significant decline in operating results for the three and six months ended June 30, 1998, compared to the same periods in 1997, is due primarily to the sale of the Partnership's remaining aircraft in 1997 as discussed above.

Interest income decreased during the three and six months ended June 30, 1998 compared to the same periods in 1997, primarily due to the repayment of notes receivable from AIA and Triton in November and December 1997, respectively.


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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1997 were $3,750,000, or $7.50 per limited partnership unit. Cash distributions to limited partners during the six months ended June 30, 1998 and 1997 were $46,930,000 and 6,250,000, or $93.86 and $12.50 per limited partnership unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services V LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. On July 9, 1998, the Court denied the defendants' demurrer to dismiss the plaintiffs' second amended complaint. On July 28, 1998, defendants filed an answer to the second amended complaint.

"Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. On July 28, 1998, the Court granted defendants' motion to continue the trial date & extend the discovery cut-off; the Court set a new trial date of November 30, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                    POLARIS AIRCRAFT INCOME FUND V,
                                    A California Limited Partnership
                                    (Registrant)
                                    By:  Polaris Investment
                                         Management Corporation,
                                         General Partner




     August 12, 1998                     By: /S/Marc A. Meiches
-------------------------                    ---------------------
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