Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND V
filed 1998-11-16
CIK 832923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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



                           Yes  X              No
                               ---                ---




                       This document consists of 15 pages.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1998 and 1997...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) -Year Ended December 31, 1997
                  and Nine Months Ended September 30, 1998....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................12

         Item 6.      Exhibits and Reports on Form 8-K.......................13

         Signature    .......................................................14

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  1,733,685    $ 53,802,187

RECEIVABLES                                               1,363           2,012
                                                   ------------    ------------

                                                   $  1,735,048    $ 53,804,199
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    244,678    $    103,569

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            41,021          53,436
                                                   ------------    ------------

         Total Liabilities                              285,699         157,005
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (6,888,908)     (1,674,489)
  Limited Partners, 500,000 units
     issued and outstanding                           8,338,257      55,321,683
                                                   ------------    ------------

         Total Partners' Capital                      1,449,349      53,647,194
                                                   ------------    ------------

                                                   $  1,735,048    $ 53,804,199
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                            -------------            -------------
                                          1998        1997         1998        1997
                                          ----        ----         ----        ----

REVENUES:
   Rent from operating leases          $     --    $     --    $      --    $3,911,355
   Interest                                24,536   1,384,951      396,553   2,833,059
                                       ----------  ----------  -----------  ----------

             Total Revenues                24,536   1,384,951      396,553   6,744,414
                                       ----------  ----------  -----------  ----------

EXPENSES:
   Depreciation and amortization             --          --           --     2,297,427
   Management fees to general partner        --          --           --       120,495
   Operating                               96,319       5,632      230,203     139,508
   Administration and other                50,592      83,086      219,751     268,447
                                       ----------  ----------  -----------  ----------

             Total Expenses               146,911      88,718      449,954   2,825,877
                                       ----------  ----------  -----------  ----------

NET INCOME (LOSS)                      $ (122,375) $1,296,233  $   (53,401) $3,918,537
                                       ==========  ==========  ===========  ==========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER              $   (1,223) $1,161,347  $        25  $1,812,508
                                       ==========  ==========  ===========  ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $ (121,152) $  134,886  $   (53,426) $2,106,029
                                       ==========  ==========  ===========  ==========

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT            $    (0.25) $     0.27  $     (0.11) $     4.21
                                       ==========  ==========  ===========  ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------
                                        General       Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (1,505,679)  $ 72,014,095   $ 70,508,416

   Net income                           2,022,302      3,027,587      5,049,889

   Cash distributions to partners      (2,191,112)   (19,719,999)   (21,911,111)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (1,674,489)    55,321,683     53,647,194

   Net income (loss)                           25        (53,426)       (53,401)

   Cash distributions to partners      (5,214,444)   (46,930,000)   (52,144,444)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $ (6,888,908)  $  8,338,257   $  1,449,349
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND V,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998           1997
                                                       ----           ----

OPERATING ACTIVITIES:
   Net income (loss)                              $    (53,401)  $  3,918,537
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                          --        2,297,427
    Changes in operating assets and liabilities:
         Decrease in rent and other receivables            649        144,891
         Increase  in payable to affiliates            141,109         44,162
         Decrease in accounts payable and
           accrued liabilities                         (12,415)      (173,849)
         Decrease in security deposits                    --         (225,000)
         Decrease in maintenance reserves                 --         (909,642)
                                                  ------------   ------------

           Net cash provided by operating
             activities                                 75,942      5,096,526
                                                  ------------   ------------

INVESTING ACTIVITIES:
   Increase in notes receivable                           --          (30,155)
   Proceeds from sale of aircraft                         --        5,722,173
   Payments to Purchaser related to sale of
    aircraft                                              --       (2,290,443)
   Principal payments on notes receivable                 --        1,192,236
   Principal payments on finance sale of aircraft         --          533,770
                                                  ------------   ------------

           Net cash provided by investing
             activities                                   --        5,127,581
                                                  ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                  (52,144,444)   (19,705,555)
                                                  ------------   ------------

           Net cash used in financing activities   (52,144,444)   (19,705,555)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                     (52,068,502)    (9,481,448)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              53,802,187     23,252,136
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $  1,733,685   $ 13,770,688
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


2.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Out-of-Pocket Administrative and Selling
     Expense Reimbursement                     $102,494           $ 25,908

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement           12,615            218,770
                                               --------           --------

                                               $115,109           $244,678
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

 4.   Subsequent Event

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs in two related actions entitled Ron Wallace
v. Polaris Investment Management Corporation, et al. and Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement provides, among other things, that the Partnership will receive a payment totaling $2.9 million in settlement of both actions, from which an as yet undetermined (and potentially significant) amount of fees and expenses of plaintiff's counsel will be deducted. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed below under "Liquidity and Cash Distributions," Polaris Investment Management Corporation (PIMC or the General Partner), is in the process of winding up the business of Polaris Aircraft Income Fund V (the Partnership). During 1997, the Partnership sold its remaining portfolio of 13 used aircraft out of its original portfolio of 14 aircraft.


Partnership Operations

The Partnership recorded a net loss of $122,375, or $0.25 per limited partnership unit, for the three months ended September 30, 1998, compared to net income of $1,296,233, or $0.27 per limited partnership unit, for the same period in 1997. The Partnership recorded a net loss of $53,401, or $0.11 per limited partnership unit, for the nine months ended September 30, 1998, compared to net income of $3,918,537, or $4.21 per limited partnership unit, for the same period in 1997.

The significant decline in operating results for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is due primarily to the sale of the Partnership's remaining aircraft in 1997 as discussed above. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

Interest income decreased during the three and nine months ended September 30, 1998 compared to the same periods in 1997, primarily due to the repayment of notes receivable from AIA and Triton in November and December 1997, respectively.

Operating expenses increased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, due to an increase in legal expenses related to the sale the remaining aircraft in 1997, partially offset by the elimination of expenses related to insuring and maintaining those aircraft.

Administrative expenses decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, primarily due to decreases in consulting fees, trustee fees and printing and postage costs.


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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 were $11,485,000, or $22.97 per limited partnership unit. Cash distributions to limited partners during the nine months ended September 30, 1998 were $46,930,000, or $93.86 per limited partnership unit, compared to $17,735,000, or $35.47 per limited partnership unit for the same period in 1997. The increase in distributions during the nine months ended

September 30, 1998, as compared to the same period in 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services V LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.


General Partner Settlement Agreement

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs in two related actions entitled Ron Wallace
v. Polaris Investment Management Corporation, et al. and Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement provides, among other things, that the Partnership will receive a payment totaling $2.9 million in settlement of both actions, from which an as yet undetermined (and potentially significant) amount of fees and expenses of plaintiff's counsel will be deducted. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.


Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As previously discussed, the Partnership is currently in the process of winding up its business and has no assets other than cash and cash equivalent securities held as reserves against the anticipated expenses of winding up and dissolution. Accordingly, the Partnership's exposure to the Year 2000 problem arises not in the context of its own operations, but rather in the context of the compliance or non-compliance by third-party vendors to the Partnership with their respective Year 2000 assessment and remediation obligations.

As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

Due to the limited nature of the Partnership's operations, the only third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruption in business processes or that could affect vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund V's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al., which is discussed below. The settlement is subject to final approval by the Court. The settlement agreement provides, among other things, that the Partnership will receive a payment totaling $2.9 million in settlement of both actions, from which an as yet undetermined (and potentially significant) amount of fees and expenses of plaintiff's counsel will be deducted. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et. al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiff and with the plaintiffs in a related action entitled Ron Wallace v. Polaris Investment Management Corporation, et al., which is discussed above. The settlement is subject to final approval by the Court. The settlement agreement provides, among other things, that the Partnership will receive a payment totaling $2.9 million in settlement of both actions, from which an as yet undetermined (and potentially significant) amount of fees and expenses of plaintiff's counsel will be deducted. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

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




        November 16, 1998                  By:  /S/Marc A. Meiches
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